Form 10-K/A
period 2020-12-31
Prime Impact Acquisition I
filed 2021-05-21
CIK 1819175

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Annual Report on Form 10-K to “we,” “us,” the “Company” or “our company” are to Prime Impact Acquisition I, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Annual Report on Form 10-K/A amends the Annual Report on Form 10-K of Prime Impact Acquisition I for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”).

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. After discussion and evaluation, including with our registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 20, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from July 21, 2020 (inception) through December 31, 2020, the balance sheet dated September 14, 2020, and the unaudited interim financial statements as of, and for the periods ended, September 30, 2020 (collectively, the “Affected Periods”) should be restated because of a misapplication in the guidance around accounting for our outstanding warrants to purchase Class A ordinary shares (the “Warrants”) and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. We reassessed our accounting for the Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements, in all of the Affected Periods or in any of the periods included in Item 8, Financial Statements and Supplementary Data in this filing. The change in accounting for the warrants does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

We are filing this Amendment No. 1 to amend and restate the Original Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

In addition, the Company’s Chief Executive Officer and Chief Financial Officer have provided new certifications dated as of the date of this filing in connection with this Form 10-K/A (Exhibits 31.1, 31.2, 32.1 and 32.2).

Except as described above, no other information included in the Original Filing is being amended or updated by this Amendment No. 1 and this Amendment No. 1 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 1 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with our filings with the SEC subsequent to the Original Filing.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restated previously issued and audited financial statements as of and for the period ended December 31, 2020.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation of those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Amendment No. 1 to our Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2 --Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form 10-K.

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

Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.

The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.

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

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements to correct the accounting treatment for the Company’s warrants.

In this Annual Report on Form 10-K, we reached a determination to restate certain previously issued financial statements and related disclosures for the periods disclosed in order to correct the accounting treatment for the Company’s warrants following the publication of the SEC’s Staff Statement on April 12, 2021. See Note 2—Restatement of Previously Issued Financial Statements below for further information. In addition, management has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020 and that the Company’s internal control over financial reporting was not effective as of December 31, 2020 solely as a result of a material weakness in controls related to the accounting for the Company’s warrants. See Item 9a: “Controls and Procedures”. As a result, we have incurred unanticipated costs for accounting and legal fees in connection with or related to the restatement, and may become subject to additional risks and uncertainties related to the restatement, such as a negative impact on investor confidence in the accuracy of our financial disclosures (or in SPACs or former SPAC companies in general), and may raise reputational risks for our business.

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

In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the fiscal year ended December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from July 241, 2020 (inception) to December 31, 2020 and (ii) our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from July 21, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

As a result of the foregoing, on May 20, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued Financial Statements for the periods beginning with the period from July 21, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.

In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.

We have not amended our previously filed Quarterly Report on Form 10-Q for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

For the period from July 21, 2020 (inception) through December 31, 2020, we had net loss of approximately $6.5 million which consisted of approximately $5.5 million loss from changes in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities of approximately $749,000, approximately $221,000 in general and administrative expenses and $35,000 of administrative fees to a related party, which was partially offset by approximately $87,000 of income earned on investments held in Trust Account and approximately $100 of interest income earned from the Operating Account.

As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from July 21, 2020 (inception) through September 30, 2020 and from July 21, 2020 (inception) through December 31, 2020, the change in fair value of warrants was a decrease of $46,000 and an increase of approximately $5.5 million, respectively.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 28,346,686 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 10,802,804 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,721,122 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

As of December 31, 2020, as required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of December 31, 2020, due solely to the material weakness in our internal control over financial reporting described below in “Changes in Internal Control Over Financial Reporting.” In light of this material weakness, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report on Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report on Form 10-K had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since issuance in September 2020, our warrants were accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our Warrants should be presented as liabilities with subsequent fair value remeasurement.

To respond to this material weakness, we have devoted, and plan to continue to devote, significant effort and resources to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the September 2020 initial public offering, see Note 2—Restatement of Previously Issued Financial Statements to the accompanying financial statements.

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

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, by and among the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc. as representatives of the underwriters (1)

3.2	Amended and Restated Memorandum and Articles of Association (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of the Registrant’s Securities*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory (2)

10.3	Private Placement Warrant Agreement, between the Company and the Sponsor (2)

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on September 4, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2020.

Item 16.	Form 10-K Summary

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

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.

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

New York, New York

May 20, 2021

PRIME IMPACT ACQUISITION I

BALANCE SHEET

As Restated – See Note 2

DECEMBER 31, 2020

Assets
Current assets:
Cash	$1,600,255
Prepaid expenses	334,348

Total current assets	1,934,603
Investments held in Trust Account	324,170,661

Total Assets	$326,105,264

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$117,253
Accrued expenses	133,837
Due to related party	419,487

Total current liabilities	670,577
Derivative warrant liability	25,624,874
Deferred underwriting commissions	11,342,945

Total liabilities	37,638,396
Commitments and Contingencies (Note 6)
Class A ordinary shares; 28,346,686 shares subject to possible redemption at $10.00 per share	283,466,860
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,061,728 shares issued and outstanding (excluding 28,346,686 shares subject to possible redemption)	406
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding	810
Additional paid-in capital	11,462,902
Accumulated deficit	(6,464,110)

Total shareholders’ equity	5,000,008

Total Liabilities and Shareholders’ Equity	$326,105,264

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I

STATEMENT OF OPERATIONS

As Restated – See Note 2

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$220,952
Administrative expenses - related party	35,000

Loss from operations	(255,952)
Other income (expense)
Change in fair value of derivative warrant liability	(5,545,854)
Offering costs - derivative warrant liability	(748,890)
Interest income	65
Net gain from investments held in Trust Account	86,521

Total other income (expense)	(6,208,158)

Net loss	(6,464,110)

Weighted average Class A ordinary shares outstanding, basic and diluted	32,010,694

Basic and diluted net loss per Class A ordinary share	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	7,838,218

Basic and diluted net loss per Class B ordinary share	$(0.84)

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

PRIME IMPACT ACQUISITION I

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

As Restated – See Note 2

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering and over-allotment, less initial fair value of public warrants	32,408,414	3,241	—	—	311,125,562	—	311,128,803
Offering costs less allocation to derivative warrant liabilities	—	—	—	—	(17,680,825)	—	(17,680,825)
Excess cash received over the fair value of the private warrants	—	—	—	—	1,458,000	—	1,458,000
Forfeiture of Class B ordinary shares	—	—	(522,897)	(53)	53	—	—
Shares subject to possible redemption	(28,346,686)	(2,835)	—	—	(283,464,025)	—	(283,466,860)
Net loss	—	—	—	—	—	(6,464,110)	(6,464,110)

Balance - December 31, 2020	4,061,728	$406	8,102,103	$810	$11,462,902	$(6,464,110)	$5,000,008

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

PRIME IMPACT ACQUISITION I

STATEMENT OF CASH FLOWS

As Restated – See Note 2

FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,464,110)
Adjustments to reconcile net loss to net cash used in operating activities:
General and adminsitrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and adminsitrative expenses paid by Sponsor under note payable	100
Offering costs - derivative warrant liabilities	748,890
Change in fair value of derivative warrant liabilities	5,545,854
Net gain from investments held in Trust Account	(86,521)
Changes in operating assets and liabilities:
Prepaid expenses	(334,348)
Accounts payable	61,353
Due to related party	1,170
Accrued expenses	48,837

Net cash used in operating activities	(453,775)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(324,084,140)

Net cash used in investing activities	(324,084,140)

Cash Flows from Financing Activities:
Loan proceeds received from note payable to Sponsor	418,317
Repayment of note payable to Sponsor	(98,301)
Proceeds received from initial public offering, gross	324,084,140
Proceeds received from private placement	8,581,683
Offering costs paid	(6,847,669)

Net cash provided by financing activities	326,138,170

Net increase in cash	1,600,255
Cash - beginning of the period	—

Cash - end of the period	$1,600,255

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$55,900
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable to Sponsor	$98,201
Deferred underwriting commissions	$11,342,945
Initial value of Class A ordinary shares subject to possible redemption	$267,390,440
Change in initial value of Class A ordinary shares subject to possible redemption	$16,076,420

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

The Company’s sponsor is Prime Impact Cayman, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 9, 2020. On September 14, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions (Note 7). The underwriters were granted a 45-day option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,408,414 units (the “Over-Allotment Units”). On October 6, 2020, the Company completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.1 million (Note 5). Simultaneously with the closing of the Over-allotment Units, on October 6, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an additional 321,122 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $0.5 million.

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 7). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares (as defined in Note 6) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2020, the Company had approximately $1.6 million in its operating bank account and working capital of approximately $1.3 million.

Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 6), a loan of approximately $98,000 pursuant to the Note issued to the Sponsor (Note 6). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 6). As of December 31, 2020, there were no amounts outstanding under any Working Capital Loan.

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

Note 2 —Restatement of previously issued financial statements

In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in September 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.

On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in September 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued in September 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.

Impact of the Restatement

The impact of the restatement on the balance sheet and statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.

	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$326,105,264	$—	$326,105,264

Liabilities, redeemable equity and shareholders’ equity
Total current liabilities	$670,577	$—	$670,577
Deferred underwriting commissions	11,342,945	—	11,342,945
Derivative warrant liabilities	—	25,624,874	25,624,874

Total liabilities	12,013,522	25,624,874	37,638,396
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	309,091,740	(25,624,874)	283,466,866
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	150	256	406
Class B ordinary shares - $0.0001 par value	810	—	810
Additional paid-in-capital	5,168,408	6,294,494	11,462,902
Accumulated deficit	(169,366)	(6,294,744)	(6,464,110)

Total shareholders’ equity	5,000,002	6	5,000,008

Total liabilities and shareholders’ equity	$326,105,264	$—	$326,105,264

	Period From July 21, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(255,952)	$—	$(255,952)
Other (expense) income:
Change in fair value of warrant liabilities	—	(5,545,854)	(5,545,854)
Offering costs - derivative warrant liabilities	—	(748,890)	(748,890)
Interest income	65	—	65
Net gain from investment held in Trust Account	86,521	—	86,521

Total other (expense) income	86,586	(6,294,744)	(6,208,158)

Net loss	$(169,366)	$(6,294,744)	$(6,464,110)

Basic and Diluted weighted-average Class A ordinary shares outstanding	32,010,694	—	32,010,694
Basic and Diluted net income per Class A share	$0.00	—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	7,838,218	—	7,838,218

Class B per share impact

In addition, the impact to the balance sheet dated September 14, 2020, filed on Form 8-K on September 18, 2020 related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $18.6 million increase to the derivative warrant liabilities line item at September 14, 2020, a corresponding decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item, and an increase in accumulated deficit of approximately $696,000 for offering costs associated with the derivative warrant liabilities with a corresponding increase to additional paid-in capital. There is no change to total shareholders’ equity at the reported balance sheet date.

Note 3—Basis of Presentation and Summary of Significant Accounting Policies

Basis of presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries.

As described in Note 2—Restatement of Previously Issued Financial Statements and Note 12 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from July 24, 2020 (inception) through December 31, 2020, and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10-K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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

Offering Costs Associated with the Initial Public Offering

The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A – “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 28,346,686 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Derivative Warrant liabilities

The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 10,802,804 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering, including the over-allotment, and simultaneously issued 5,721,122 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $86,521 for the period from July 21, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss of $6,464,110, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

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

Note 4—Initial Public Offering

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

Each Unit consists of one Class A ordinary share and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).

Note 5—Private Placement

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

Note 6—Related Party Transactions

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

Administrative Services Agreement

The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the NYSE through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $35,000 in expenses in connection with such services during the period from July 21, 2020 (inception) through December 31, 2020 as reflected in the Administrative expenses—related party on the accompanying statement of operations. As of December 31, 2020, the Company had $35,000 in accrued expenses in connection with such services as reflected in the accompanying balance sheet.

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

Note 7—Commitments and Contingencies

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

Note 8. Derivative Warrant Liabilities

As of December 31, 2020, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.

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

Note 9—Shareholders’ Equity

Preference Shares—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 32,408,414 Class A ordinary shares issued and outstanding, including 28,346,686 Class A ordinary shares subject to possible redemption.

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

PRIME IMPACT ACQUISITION I

NOTES TO FINANCIAL STATEMENTS

Note 10—Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investmets held in Trust Account - U.S. Treasury Securities(1)	$324,167,758	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$16,528,290	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$9,096,584

(1)	Excludes $2,903 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the period from July 21, 2020 (inception) through December 31, 2020.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, beginning in November 2020.

The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:

	September 14, 2020	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.60	$10.10
Volatility	20.0%	21.8%
Term	6.55	6.25
Risk-free rate	0.42%	0.54%
Dividend yield	0.0%	0.0%
Probability of business combination	88%	88%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from July 21, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at July 1, 2020 (inception)	$—
Issuance of Public and Private Warrants	20,079,020
Transfer of Public Warrants to Level 1	(12,855,337)
Change in fair value of derivative warrant liabilities	1,872,901

Level 3 derivative warrant liabilities at December 31, 2020	$9,096,584

Note 11. Quarterly financial information (unaudited)

The following tables contain unaudited consolidated quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s consolidated financial statements as described in Note 2—Restatement of Previously Issued Financial Statements. The restatement and revision had no impact to net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.

	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$302,972,616	$—	$302,972,616

Liabilities, redeemable equity and shareholders’ equity
Total current liabilities	$1,504,157	$—	$1,504,157
Deferred underwriting commissions	10,500,000	—	10,500,000
Derivative warrant liabilities	—	18,596,000	18,596,000

Total liabilities	12,004,157	18,596,000	30,600,157
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	285,968,450	(18,596,000)	267,372,450
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	140	186	326
Class B ordinary shares - $0.0001 par value	863	—	863
Additional paid-in-capital	5,060,460	650,114	5,710,574
Accumulated deficit	(61,454)	(650,300)	(711,754)

Total shareholders’ equity	5,000,009	—	5,000,009

Total liabilities and shareholders’ equity	$302,972,616	$—	$302,972,616

	Period From July 21, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations and Comprehensive Loss
Loss from operations	$(60,264)	$—	$(60,264)
Other (expense) income:
Change in fair value of warrant liabilities	—	46,000	46,000
Offering costs - derivative warrant liabilities	—	(696,300)	(696,300)
Interest income	12	—	12
Net loss from investment held in Trust Account	(1,202)	—	(1,202)

Total other (expense) income	(1,190)	(650,300)	(651,490)

Net loss	$(61,454)	$(650,300)	$(711,754)

Basic and Diluted weighted-average Class A ordinary shares outstanding	30,000,000	—	30,000,000
Basic and Diluted net income per Class A share	$(0.00)	—	$(0.00)
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,102,103	—	7,500,000
Basic and Diluted net loss per Class B share	$(0.01)	$(0.08)	$(0.09)

Note 12—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through May 20, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that none were required.

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, by and among the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc. as representatives of the underwriters (1)

3.2	Amended and Restated Memorandum and Articles of Association (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of the Registrant’s Securities*

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory (2)

10.3	Private Placement Warrant Agreement, between the Company and the Sponsor (2)

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on September 4, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2020.

II-1

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

May 21, 2021
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

Name	Position	Date

/s/ Michael Cordano	Co-Chief Executive Officer, Director	May 21, 2021
Michael Cordano	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Mark Long	Co-Chief Executive Officer and Chief Financial Officer, Director	May 21, 2021
Mark Long	(Principal Financial and Accounting Officer)

/s/ Keyur Patel	Chairman of the Board	May 21, 2021
Keyur Patel

/s/ Cathleen Benko	Director	May 21, 2021
Cathleen Benko

/s/ Roger Crockett	Director	May 21, 2021
Roger Crockett

/s/ Dixon Doll	Director	May 21 , 2021
Dixon Doll

/s/ Joanna Strober	Director	May 21, 2021
Joanna Strober

II-2