Form 10-Q
period 2021-06-30
Prime Impact Acquisition I
filed 2021-08-16
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________ to ________

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 10, 2021, 4,347,652 units,
28,060,762 Class A ordinary shares, par value $0.0001, 8,102,103 Class B ordinary shares, par value $0.0001, and 15,074,682 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$706,932	$1,600,255
Prepaid expenses	194,374	334,348

Total current assets	901,306	1,934,603
Investments held in Trust Account	324,200,159	324,170,661

Total Assets	$325,101,465	$326,105,264

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$230,888	$117,253
Accrued expenses	130,350	133,837
Due to related party	—	419,487

Total current liabilities	361,238	670,577
Derivative warrant liabilities	16,523,926	25,624,874
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	28,228,109	37,638,396
Commitments and Contingencies
Class A ordinary shares; 29,187,335 and 28,346,686 shares subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	291,873,350	283,466,860
Shareholders’ Equity:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 3,221,079 and 4,061,728 shares issued and outstanding (excluding 29,187,335 and 28,346,686 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	322	406
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of June 30, 2021 and December 31, 2020	810	810
Additional paid-in capital	3,056,496	11,462,902
Retained earnings (accumulated deficit)	1,942,378	(6,464,110)

Total Shareholders’ Equity	5,000,006	5,000,008

Total Liabilities and Shareholders’ Equity	$325,101,465	$326,105,264

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
General and administrative expenses	$172,449	$664,035
Administrative expenses - related party	30,000	60,000

Loss from operations	(202,449)	(724,035)
Other income (expense)
Change in fair value of derivative warrant liabilities	(2,917,095)	9,100,948
Interest income	30	77
Income from investments held in Trust Account	11,765	29,498

Net income (loss)	$(3,107,749)	$8,406,488

Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	32,408,414

Basic and diluted net income per Class A ordinary share	$0.00	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103

Basic and diluted net income (loss) per Class B ordinary share	$(0.39)	$1.03

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	4,061,728	$406	8,102,103	$810	$11,462,902	$(6,464,110)	$5,000,008
Shares subject to possible redemption	(1,151,424)	(115)	—	—	(11,462,902)	(51,223)	(11,514,240)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021	2,910,304	$291	8,102,103	$810	—	$4,998,904	$5,000,005
Shares subject to possible redemption	310,775	31	—	—	3,056,496	51,223	3,107,750
Net loss	—	—	—	—	—	(3,107,749)	(3,107,749)

Balance - June 30, 2021	3,221,079	$322	8,102,103	$810	$3,056,496	$1,942,378	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$8,406,488
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(9,100,948)
Income from investments held in Trust Account	(29,498)
Changes in operating assets and liabilities:
Prepaid expenses	139,974
Accounts payable	112,465
Accrued expenses	(3,487)

Net cash used in operating activities	(475,006)

Cash Flows Used in Financing Activities:
Repayment of advances from related party	(418,317)
Net cash used in financing activities	(418,317)
Net decrease in cash	(893,323)
Cash - beginning of the period	1,600,255

Cash - end of the period	$706,932

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$8,406,490
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
As of June 30, 2021, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Prime Impact Cayman, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 9, 2020. On September 14, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions (Note 6). The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,408,414 units (the “Over-Allotment Units”). On October 6, 2020, the Company completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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
Liquidity and Capital Resources
As of June 30, 2021, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.5 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

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
Note 2 — Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K/A
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
Use of Estimates
The preparation of these unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these unaudited condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of June 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet. The Company’s investments held in Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in a money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, an aggregate of 29,187,335 and 28,346,686 class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets, respectively.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income Per Ordinary Share
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. The Company has not considered the effect of the 10,802,804 warrants sold in the Initial Public Offering and 5,721,122 warrants sold in the Private Placement to purchase an aggregate of 16,523,926 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since the exercise price of the warrants is in excess of the average ordinary shares price for the period and as such would not be exercised.
The Company’s statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the income from investments held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income by the weighted average number of Class B ordinary shares outstanding for the period.

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Gain on investments held in Trust Account	$11,765	$29,498
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares	$11,765	$29,498

Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	32,408,414	32,408,414

Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(3,107,749)	$8,406,488
Net income allocable to Class A ordinary shares	(11,765)	(29,498)

Net income (loss) attributable	$(3,119,514)	$8,376,990

Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,102,103	8,102,103

Basic and diluted net income per share, Class B ordinary shares	$(0.39)	$1.03

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
Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
On September 14, 2020, the Company received from the Sponsor $900,000 in advance to purchase up to 600,000 Private Placement Warrants if the Over-Allotment option was exercised in full. The Sponsor had prefunded the $900,000 assuming the Over-Allotment would be exercised in full. On October 6, 2020, the underwriters elected to partially exercise the Over-Allotment resulting in the purchase of 321,122 Private Placement Warrants by the Sponsor for $481,683. The remaining $418,317 was reclassified as due to related party and refunded to the Sponsor in April 2021.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 in expenses in connection with such services during the three and six months ended June 30, 2021 as reflected in the administrative expenses—related party on the accompanying statement of operations. As of June 30, 2021 and December 31, 2020, the Company had $95,000 and $35,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying balance sheet.
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
Underwriting Agreement
The Company granted the underwriters a
45-day
option from the date of the prospectus to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On October 2, 2020, the underwriters partially exercised the Over-allotment option to purchase an additional 2,408,414 Units.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Derivative Warrant Liabilities
As of June 30, 2021 and December 31, 2020, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.
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
The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance), or the “Newly Issued Price,” (y)
the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the ordinary shares during the 20 trading day period starting on the trading day after the day on which the Company consummates its initial Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and 18.00 per share redemption trigger prices described below under “Redemption of warrants when the price per Class A ordinary share equal or exceed $10.00” and “Redemption of warrants when the price per Class A ordinary share equals or exceeds $18.00” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of June 30, 2021 and December 31, 2020, there were 5,721,122 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 32,408,414 Class A ordinary shares issued and outstanding, including 29,187,335 and 28,346,686 Class A ordinary shares subject to possible redemption that were classified as temporary equity in the accompanying condensed balance sheets, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 30, 2021 and December 31, 2020, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares immediately upon the consummation of the initial Business Combination at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s founding team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one t
o
 one.
Note 9 — Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	As of June 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities	$324,200,159	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$10,802,804	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$5,721,122

	As of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account—U.S. Treasury Securities(1)	$324,167,758	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$16,528,290	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$9,096,584

(1)	Excludes $2,903 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy for the three and six months ended June 30, 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.75	$10.10
Volatility	15.2%	21.8%
Term	5.75	6.25
Risk-free rate	0.99%	0.54%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$9,096,584
Change in fair value of derivative warrant liabilities	(4,348,053)

Level 3 derivative warrant liabilities at March 31, 2021	$4,748,531
Change in fair value of derivative warrant liabilities	972,591

Level 3 derivative warrant liabilities at June 30, 2021	$5,721,122

Note 10 — Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than contained herein, all such events that would require recognition or disclosure have been recognized or disclosed.

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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.
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
Our sponsor is Prime Impact Cayman, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the initial public offering was declared effective on September 9, 2020 (the “Initial Public Offering”). On September 14, 2020, we consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions (Note 6). The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,408,414 units (the “Over-Allotment Units”). On October 6, 2020, we completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).
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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $0.7 million in its operating bank account and working capital of approximately $0.5 million.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
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
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had a net loss of approximately $3.1 million, which consisted of approximately $172,000 in general and administrative expenses, approximately $30,000 in administrative expenses – related party, and a loss of approximately $2.9 million from the change in fair value of derivative warrant liabilities, which was partially offset by approximately $12,000 income from investments held in the Trust Account.
For the six months ended June 30, 2021, we had net income of approximately $8.4 million, which consisted of a non-operating
gain of approximately $9.1 million for the change in fair value of derivative warrant liabilities and approximately $29,000 of income from investments held in the Trust Account, which was partially offset by approximately $664,000 in general and administrative expenses and approximately $60,000 in administrative expenses – related party.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, an aggregate of 29,187,335 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our balance sheet.

Net Income Per Ordinary Shares
Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the period. We have not considered the effect of the 10,802,804 warrants sold in the Initial Public Offering and 5,721,122 warrants sold in the Private Placement to purchase an aggregate of 16,523,926 of the Company’s Class A ordinary shares in the calculation of diluted income per share, since the exercise price of the warrants is in excess of the average ordinary shares price for the period and as such would not be exercised.
Our statement of operations includes a presentation of income per share for ordinary shares subject to redemption in a manner similar to the two-class
method of income per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income by the weighted average number of Class B ordinary shares outstanding for the period.
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
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the Chief Executive Officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a15(e) and
15d-15(e)
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three and six months ended June 30, 2021, covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s form
10-K/A
we filed with the SEC on May 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE 104	XBRL Taxonomy Extension Presentation Linkbase Document Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)