Form 10-Q
period 2021-09-30
Prime Impact Acquisition I
filed 2021-11-12
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
.
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November 10, 2021, 3,688,813 units, 32,408,414 Class A ordinary shares, par value $0.0001, and 8,102,103 Class B ordinary shares, par value $0.0001, and 16,523,926 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	26
Item 1A.	Risk Factors	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$703,951	$1,600,255
Prepaid expenses	147,500	334,347

Total current assets	851,451	1,934,602
Investments held in Trust Account	324,204,331	324,170,661

Total Assets	$325,055,782	$326,105,263

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$313,394	$117,253
Accrued expenses	130,308	133,837
Due to related party	—	419,487

Total current liabilities	443,702	670,577
Derivative warrant liabilities	11,566,748	25,624,874
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	23,353,395	37,638,396
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,408,414 shares at $10.00 per share as of September 30, 2021 and December 31, 2020	324,084,140	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding	810	810
as of September 30, 2021 and December 31, 2020
Additional paid-in capital	—	—
Accumulated deficit	(22,382,563)	(35,618,083)

Total Shareholders’ Deficit	(22,381,753)	(35,617,273)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$325,055,782	$326,105,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from July 21, 2020 (inception) through September 30, 2020
General and administrative expenses	$102,337	$766,372	$50,264
Administrative expenses - related party	30,000	90,000	10,000

Loss from operations	(132,337)	(856,372)	(60,264)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,957,178	14,058,126	—
Interest income	19	96	12
Income from investments held in Trust Account	4,172	33,670	(1,202)

Net income (loss)	$4,829,032	$13,235,520	$(61,454)

Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	32,408,414	7,083,333

Basic and diluted net income (loss) per Class A ordinary share	$0.12	$0.33	$(0.00)

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103	7,291,667

Basic and diluted net income (loss) per Class B ordinary share	$0.12	$0.33	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from July 21, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,458,000	—	1,458,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,482,137)	(26,916,650)	(28,398,787)
Net loss	—	—	—	—	—	(61,454)	(61,454)

Balance - September 30, 2020 (unaudited)	—	$—	8,625,000	$863	—	$(26,978,104)	$(26,977,241)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2020	—	$—	8,102,103	$810	—	$(35,618,083)	$(35,617,273)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021 (unaudited)	—	$—	8,102,103	$810	—	$(24,103,846)	$(24,103,036)
Net loss	—	—	—	—	—	(3,107,749)	(3,107,749)

Balance - June 30, 2021 (unaudited)	—	$—	8,102,103	$810	—	$(27,211,595)	$(27,210,785)
Net income	—	—	—	—	—	4,829,032	4,829,032

Balance - September 30, 2021 (unaudited)	—	$—	8,102,103	$810	—	$(22,382,563)	$(22,381,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From July 21, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$13,235,520	$(61,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	100
Change in fair value of derivative warrant liabilities	(14,058,126)	—
Net income (loss) from investments held in Trust Account	(33,670)	1,202
Changes in operating assets and liabilities:
Prepaid expenses	186,847	(410,350)
Accounts payable	194,971	416,324
Accrued expenses	(3,529)	2,300

Net cash used in operating activities	(477,987)	(26,878)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Advance - related party	—	900,000
Repayment of advances from related party	(418,317)	—
Repayment of note payable to Sponsor	—	(98,301)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	8,100,000
Offering costs paid	—	(6,311,353)

Net cash (used in) provided by financing activities	(418,317)	302,590,346

Net change in cash	(896,304)	2,563,468
Cash - beginning of the period	1,600,255	—

Cash - end of the period	$703,951	$2,563,468

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$110,533
Offering costs included in accrued expenses	$—	$75,000
Offering costs included in note payable	$—	$98,201
Deferred underwriting commissions	$—	$10,500,000
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
As of September 30, 2021, the Company had not commenced

any operations. All activity for the period from July 21, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of September 30, 2021, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.4 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or September 14, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements – Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by September 14, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2022.
Note 2—Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K/A
filed by the Company with the SEC on May 21, 2021.
Revision to Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph
10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Class A ordinary shares subject to redemption as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option). The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering (including exercise of the over-allotment option) resulted in a decrease of approximately $5.7 million in additional paid-in
capital and an increase of approximately $26.9 million to accumulated deficit, as well as a reclassification of 3,260,956 Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statements included as an exhibit to the Company’s Form
8-K
filed with the SEC on September 18, 2020 and the previously issued financial statements include in Form
10-K
and Form
10-Qs
will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The impact of the revision to the audited balance sheet as of December 31, 2020 is a reclassification of approximately $40.6 million from total shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision to the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of approximately $32.6 million, approximately $29.1 million and approximately $32.2 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financi
a
l accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, there were no cash equivalents held outside of the Trust Account.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” approximates the carrying amounts represented in the balance sheet, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.
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
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic 340-10-S99-1 and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed mark
e
t price of such warrants.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$3,863,226	$965,806	$10,588,416	$2,647,104
Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,408,414	8,102,103	32,408,414	8,102,103

Basic and diluted net income (loss) per ordinary share	$0.12	$0.12	$0.33	$0.33

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
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

1
2

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $90,000 in expenses in connection with such services during the three and nine months ended September 30, 2021, respectively, as reflected in the administrative expenses-related party on the accompanying statement of operations. As of September 30, 2021 and December 31, 2020, the Company had $125,000 and $35,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying balance sheet.
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
Note 7—Derivative Warrant Liabilities
As of September 30, 2021 and December 31, 2020, the Company had 9,357,912 Public Warrants and 5,721,122 Private Warrants outstanding.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of September 30, 2021 and December 31, 2020, there were 5,721,122 Private Placement Warrants outstanding. The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Placement Warrants will be non-redeemable
so long as they are held by the initial purchasers or such purchasers’ permitted transferees. If the Private Placement Warrants are held by someone other than the Initial Shareholders or their permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The “fair market value” of Class A ordinary shares for the above purpose shall mean the volume-weight
e
d average price of the Class A ordinary shares for the 10 trading days immediately following the date on which the notice of redemption is sent to the holders of warrants. In no event will the warrants be exercisable in connection with this redemption feature for more than 0.361 Class A ordinary shares per warrant (subject to adjustment).
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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

1
7

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross proceeds	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption	$324,084,140

Note 9—Shareholders’ Equity
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 32,408,414 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 30, 2021 and December 31, 2020, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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

1
8

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and December 31, 2020 by level within the fair value hierarchy:

	As of September 30, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities	$324,204,331	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$7,561,963	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$4,004,785

	As of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$324,167,758	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$16,528,290	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$9,096,584

(1)	Comprised of $ 324,167,758 of investments in U.S. Treasury securities and $2,903 of investments in an open-ended money market fund.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting p
e
riod. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2021.
Level 1 assets include investments in money market funds and U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.82	$10.10
Volatility	11.8%	21.8%
Term	5.50	6.25
Risk-free rate	1.06%	0.54%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2021 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2021	$9,096,584
Change in fair value of derivative warrant liabilities	(4,348,053)

Level 3 derivative warrant liabilities at March 31, 2021	$4,748,531
Change in fair value of derivative warrant liabilities	972,591

Level 3 derivative warrant liabilities at June 30, 2021	$5,721,122
Change in fair value of derivative warrant liabilities	(1,716,337)

Level 3 derivative warrant liabilities at September 30, 2021	$4,004,785

Note 10—Subsequent Events
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
References to the “Company,” “Prime Impact Acquisition I,” “Prime Impact,” “our,” “us” or “we” refer to Prime Impact Acquisition I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Liquidity and Going Concern
As of September 30, 2021, we had approximately $0.7 million in its operating bank account and working capital of approximately $0.4 million.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under any Working Capital Loans.
Our management plans to continue its efforts to complete a Business Combination within 24 months of the closing of the Initial Public Offering, or September 14, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.
In connection with the our assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements – Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by September 14, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2022.

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
Results of Operations
Our entire activity since inception through September 30, 2021, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating
income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.
For the three months ended September 30, 2021, we had net income of approximately $4.8 million, which consisted of a nonoperating gain of approximately $5 million from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $4,000, partially offset by general and administrative expenses of approximately $132,000, including administrative expenses with related parties of $30,000.
For the nine months ended September 30, 2021, we had net income of approximately $13.2 million, which consisted of a nonoperating gain of approximately $14 million from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $34,000, partially offset by general and administrative expenses of approximately $856,000, including administrative expenses with related parties of $90,000.
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

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Net Income (Loss) Per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021 and for the period from July 21, 2020 (inception) through September 30, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
at the end of each reporting period.
We issued 9,357,912 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,721,122 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule
13a-15(b)
under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the 2nd quarter of 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of September 30, 2021.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s form
10-K/A
we filed with the SEC on May 21, 2021.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3.	Defaults upon Senior Securities
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: November 12, 2021	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)