Form 10-Q/A
period 2021-09-30
Prime Impact Acquisition I
filed 2022-02-11
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A

Amendment No. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number:
001-39501

Prime Impact Acquisition I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554335
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

123 E San Carlos Street, Suite 12 San Jose, California	95112
(Address Of Principal Executive Offices)	(Zip Code)
(
650)
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of

February
11
, 2022
, 3,688,813 units,

each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share
,

32,408,414 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share
, and 16,523,926 warrants, were issued and outstanding, respectively.

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
to “we,” “us,” “the Company” or “our company” are to Prime Impact Acquisition I, unless the context otherwise indicates.
This Amendment No. 1 to the Quarterly Report on Form
10-Q/A
(“Amendment No. 1”) amends the Quarterly Report on Form
10-Q
of Prime Impact Acquisition I as of and for the quarterly period ended September 30, 2021 (“Q3 Form 10-Q”), as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”).
The
Original Filing included in Note 2, Revision to Previously Reported Financial Statements (“Note 2”), a discussion of the revision to a portion of the Company’s previously issued financial statements for the classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”). As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. As a result, the Company’s management determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares subject to redemption as temporary equity. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in

capital (to the extent available), accumulated deficit and Class A ordinary shares.
Also in Note 2 of the Company’s Q3 Form
10-Q,
in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.
As described above, originally, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously financial statements in Note 2 to its Q3 Form
10-Q.
However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements.
Therefore, on January 24, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of September 14, 2020, filed as Exhibit 99.1 to the Company’s Current Report on Form
8-K,
filed with the SEC on September 18, 2020 (the “Offering Audited Balance Sheet”); (ii) audited financial statements included in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2020, as amended (the “2020 Form
10-K”);
(iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2020; (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021; and (vi) Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form
10-Q
(collectively, the “Affected Periods”), should be restated and should no longer be relied upon.
As such, the Company will restate its financial statements for the Affected Periods in Amendment No. 2 to the Form
10-K/A,
for the Offering Audited Balance Sheet and the 2020 Form
10-K,
and the unaudited condensed financial statements for the quarterly period ended September 30, 2020, and will restate the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form
10-Q
in this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
(the “Q3 Form
10-Q/A”).

T
he above changes did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.
After
re-evaluation,
the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting for complex securities during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in this Q3 Form
10-Q/A.

PRIME IMPACT ACQUISITION I
Form
10-Q
For the Quarter Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Unaudited Condensed Statements of Operations for the Three and Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	2
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	3
	Unaudited Condensed Statement of Cash Flows for the Nine Months ended September 30, 2021, and for the period from July 21, 2020 (inception) through September 30, 2020	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:

Cash	$703,951	$1,600,255
Prepaid expenses	147,500	334,347

Total current assets	851,451	1,934,602
Investments held in Trust Account	324,204,331	324,170,661

Total Assets	$325,055,782	$326,105,263

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$313,394	$117,253
Accrued expenses	130,308	133,837
Due to related party	—	419,487

Total current liabilities	443,702	670,577
Derivative warrant liabilities	11,566,748	25,624,874
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	23,353,395	37,638,396
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,408,414 shares issued and outstanding at $10.00 per share redemption value as of September 30, 2021 and December 31, 2020	324,084,140	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding	810	810
as of September 30, 2021 and December 31, 2020
Additional paid-in capital	—	—
Accumulated deficit	(22,382,563)	(35,618,083)

Total Shareholders’ Deficit	(22,381,753)	(35,617,273)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$325,055,782	$326,105,263

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021	For the Period from July 21, 2020 (inception) through September 30, 2020

General and administrative expenses	$102,337	$766,372	$50,264
Administrative expenses - related party	30,000	90,000	10,000

Loss from operations	(132,337)	(856,372)	(60,264)
Other income (expense)
Change in fair value of derivative warrant liabilities	4,957,178	14,058,126	—
Interest income	19	96	12
Income from investments held in Trust Account	4,172	33,670	(1,202)

Net income (loss)	$4,829,032	$13,235,520	$(61,454)

Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	32,408,414	7,083,333

Basic and diluted net income (loss) per Class A ordinary share	$0.12	$0.33	$(0.00)

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103	7,291,667

Basic and diluted net income (loss) per Class B ordinary share	$0.12	$0.33	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
For the Period from July 21, 2020 (inception) through September 30, 2020

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,458,000	—	1,458,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,482,137)	(26,916,650)	(28,398,787)
Net loss	—	—	—	—	—	(61,454)	(61,454)

Balance - September 30, 2020 (unaudited)	—	$—	8,625,000	$863	$—	$(26,978,104)	$(26,977,241)

For the Three and Nine Months Ended September 30, 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit

Balance - December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,083)	$(35,617,273)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021 (unaudited) (Restated, see Note 2)	—	$—	8,102,103	$810	$—	$(24,103,846)	$(24,103,036)
Net loss	—	—	—	—	—	(3,107,749)	(3,107,749)

Balance - June 30, 2021 (unaudited) (Restated, see Note 2)	—	$—	8,102,103	$810	$—	$(27,211,595)	$(27,210,785)
Net income	—	—	—	—	—	4,829,032	4,829,032

Balance - September 30, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(22,382,563)	$(22,381,753)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2021	For the Period From July 21, 2020 (inception) through September 30, 2020
Cash Flows from Operating Activities:

Net income (loss)	$13,235,520	$(61,454)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	100
Change in fair value of derivative warrant liabilities	(14,058,126)	—
Net income (loss) from investments held in Trust Account	(33,670)	1,202
Changes in operating assets and liabilities:
Prepaid expenses	186,847	(410,350)
Accounts payable	194,971	416,324
Accrued expenses	(3,529)	2,300

Net cash used in operating activities	(477,987)	(26,878)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(300,000,000)

Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Advance - related party	—	900,000
Repayment of advances from related party	(418,317)	—
Repayment of note payable to Sponsor	—	(98,301)
Proceeds received from initial public offering, gross	—	300,000,000
Proceeds received from private placement	—	8,100,000
Offering costs paid	—	(6,311,353)

Net cash (used in) provided by financing activities	(418,317)	302,590,346

Net change in cash	(896,304)	2,563,468
Cash - beginning of the period	1,600,255	—

Cash - end of the period	$703,951	$2,563,468

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$110,533
Offering costs included in accrued expenses	$—	$75,000
Offering costs included in note payable	$—	$98,201
Deferred underwriting commissions	$—	$10,500,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note
1-Description
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
-
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
Note 2
-Summary
of Significant Accounting Policies (as Restated)
Basis of Presentation
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
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Amendment No. 1 to the Annual Report on Form
10-K/A
filed by the Company with the SEC on May 21, 2021.
Restatement of Previously Reported Financial Statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate
its
previous
ly issued
financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph
10-S99,
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
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error reported in the Company’s Quarterly Reports on Forms
10-Q
for the quarterly periods ended March 31, 2021 and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this
Amendment No. 1 to

the Quarterly Report on Form
10-Q/A.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class
method.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Total assets	$326,000,990	—	$326,000,990
Total liabilities	$26,019,885	—	$26,019,885
Class A ordinary shares subject to redemption	$294,981,100	$29,103,040	$324,084,140
Preference shares	—	—	—
Class A ordinary shares	291	(291)	—
Class B ordinary shares	810	—	810
Additional paid-in capital	—	—	—
Retained earnings (accumulated deficit)	4,998,904	(29,102,749)	(24,103,845)
Total shareholders’ equity (deficit)	$5,000,005	$(29,103,040)	$(24,103,035)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$326,000,990	$—	$326,000,990
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

Form 10-Q: Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$11,514,240	$(11,514,240)	$—
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated

Total assets	$325,101,465	—	$325,101,465
Total liabilities	$28,228,109	—	$28,228,109
Class A ordinary shares subject to redemption	$291,873,350	$32,210,790	$324,084,140
Preference shares	—	—	—
Class A ordinary shares	322	(322)	—
Class B ordinary shares	810	—	810
Additional paid-in capital	3,056,496	(3,056,496)	—
Retained earnings (accumulated deficit)	1,942,378	(29,153,972)	(27,211,594)
Total shareholders’ equity (deficit)	$5,000,006	$(32,210,790)	$(27,210,784)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$325,101,465	$—	$325,101,465

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity (deficit) accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the six months ended June 30, 2021:

Form 10-Q: Six Months Ended June 30, 2021
	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$8,406,490	$(8,406,490)	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Adjusted
Form 10-Q (March 31, 2021) - three months ended March 31, 2021
Net income	$11,514,237	$—	$11,514,237
Weighted average shares outstanding - Class A ordinary shares	32,408,414	—	32,408,414
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.28	$0.28
Weighted average shares outstanding - Class B ordinary shares	8,102,103	—	8,102,103
Basic and diluted earnings per share - Class B ordinary shares	$1.42	$(1.14)	$0.28
Form 10-Q (June 30, 2021) - three months ended June 30, 2021
Net loss	$(3,107,749)	$—	$(3,107,749)
Weighted average shares outstanding - Class A ordinary shares	32,408,414	—	32,408,414
Basic and diluted earnings (loss) per share - Class A ordinary shares	$0.00	$(0.08)	$(0.08)
Weighted average shares outstanding - Class B ordinary shares	8,102,103	—	8,102,103
Basic and diluted loss per share - Class B ordinary shares	$(0.39)	$0.31	$(0.08)
Form 10-Q (June 30, 2021) - six months ended June 30, 2021
Net income	$8,406,488	$—	$8,406,488
Weighted average shares outstanding - Class A ordinary shares	32,408,414	—	32,408,414
Basic and diluted earnings per share - Class A ordinary shares	$0.00	$0.21	$0.21
Weighted average shares outstanding - Class B ordinary shares	8,102,103	—	8,102,103
Basic and diluted earnings per share - Class B ordinary shares	$1.03	$(0.82)	$0.21

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
and SEC Staff Accounting Bulletin Topic 5A - “Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.

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
3-Initial
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
4-Private
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
5-Related
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
6-Commitments
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
7-Derivative
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
8-Class
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
9-Shareholders’
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
basis, 20
% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the sum of the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, members of the Company’s founding team or any of their affiliates upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one to one.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Fair
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
10-Subsequent
Events
Management has evaluated subsequent events to determine if events or transactions occurring through the date the unaudited condensed financial statements were available for issuance, require potential adjustment to or disclosure in the unaudited condensed financial statements and has concluded that, other than the restatement discussed in Note 2
, all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to “the Company,” “Prime Impact Acquisition I,” “Prime Impact,” “our,” “us” or “we” refer to Prime Impact Acquisition I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Amendment No. 1 to the Quarterly Report on Form
10-Q/A
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act of 1934 (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other U.S. Securities and Exchange Commission (the “SEC”) filings.
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
Liquidity and Going Concern
As of September 30, 2021, we had approximately $0.7 million in our operating bank account and working capital of approximately $0.4 million.
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
“Presentation of Financial Statements - Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by September 14, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2022.

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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 1 to the Form
10-Q/A
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Amendment No. 1 to the Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021, except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain equity and equity-linked financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.
PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
None.

Item 1A.	Risk Factors
There have been no material changes from the risk factors previously disclosed in the Company’s Annual Report on Form
10-K,
as amended by the Company’s Amendment No. 1 to the Annual Report on Form
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

Dated: February [•], 2022	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)