Form 10-K/A
period 2020-12-31
Prime Impact Acquisition I
filed 2022-02-28
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 2)

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
As of February
25
, 2022, there were 9,637,950 units, 22,952,010 Class A ordinary shares, par value $0.0001 per share, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 13,371,770 warrants of the registrant issued and outstanding.

EXPLANATORY NOTE
References throughout this Amendment No. 2 to the Annual Report on Form
10-K
to “we,” “us,” the “Company” or “our company” are to Prime Impact Acquisition I, unless the context otherwise indicates.
This Amendment No. 2 (“Amendment No. 1”) to the Annual Report on Form
10-K/A
amends the Annual Report on Form
10-K
of Prime Impact Acquisition I (the “Company”) for the period from July 21, 2020 (inception) through December 31, 2020, as filed with the Securities and Exchange Commission (“SEC”) on March 31, 2021 (the “Original Filing”) and subsequently amended on May 21, 2021 (the “First Amended Filing”).
On November 12, 2021, Prime Impact Acquisition I (the “Company”) filed its Form 10-Q for the quarterly period ended September 30, 2021 (the “Q3 Form 10-Q”), which included in Note 2, Revision to Previously Reported Financial Statements (“Note 2”), a discussion of the revision to a portion of the Company’s previously issued financial statements for the classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”). As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares subject to redemption as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable stock classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. The Company’s management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares subject to redemption as temporary equity. As a result, management corrected the error by revising all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.
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
As described above, originally, the Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and revised its previously issued financial statements in Note 2 to its Q3 Form 10-Q. However, upon further consideration of the material nature of the changes, the Company determined the change in classification of the Class A ordinary shares subject to redemption and change to its presentation of earnings per share is material quantitatively and the Company should restate its previously issued financial statements.
Therefore, on January 24, 2022, the audit committee of the board of directors of the Company (the “Audit Committee”) concluded, after discussion with the Company’s management, that the Company’s previously issued (i) audited balance sheet as of September 14, 2020, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2020 (the “Offering Audited Balance Sheet”); (ii) audited financial statements included in the Company’s Annual Report on Form 10-K for the period from July 21, 2020 (inception) through December 31, 2020, as amended (the “2020 Form 10-K”); (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (iv) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021; (v) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021; and (vi) Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form 10-Q (collectively, the “Affected Periods”), should be restated and should no longer be relied upon. Similarly, other communications describing the Company’s financial statements and other related financial information covering the Affected Periods should no longer be relied upon.

Additionally, the Audit Committee determined that it is appropriate to file (i) an amendment to its 2020 Form 10-K, including a restated Offering Audited Balance Sheet, restated unaudited interim financial statements for the quarterly period ended September 30, 2020, and restated audited financial statements for period from July 21, 2020 (inception) through December 31, 2020, and (ii) an amendment to its Q3 Form 10-Q (the “Q3 Form 10-Q/A”), including restated unaudited interim financial statements for the quarterly periods ended March 31, 2021 and June 30, 2021, and a restated Note 2 to the unaudited interim financial statements and Item 4 of Part I of the Q3 Form 10-Q, in each case, reflecting the restatement of the Class A ordinary shares subject to redemption and the change to its presentation of earnings per share, as soon as practicable.

The above changes did not have any impact on the Company’s cash position and investments held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting for complex securities during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in the Q3 Form 10-Q/A.
We are filing this Amendment No. 2 to amend and restate the First Amended Filing with modification as necessary to reflect the restatements. The following items have been amended to reflect the restatements:
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
10-K/A
(Exhibits 31.1, 31.2, 32.1 and 32.2).
Except as described above, no other information included in the Original Filing and the First Amended Filing is being amended or updated by this Amendment No. 2 and this Amendment No. 2 does not purport to reflect any information or events subsequent to the Original Filing. This Amendment No. 2 continues to describe the conditions as of the date of the Original Filing and, except as expressly contained herein, we have not updated, modified or supplemented the disclosures contained in the Original Filing. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing and the First Amended Filing and with our filings with the SEC subsequent to the Original Filing.

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
Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
As described in the First Amended Filing, we identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants and the forward purchase agreement we issued in connection with our initial public offering in September 2020. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of derivative liabilities, additional paid-in capital, accumulated deficit and related financial disclosures for the for the period from July 21, 2020 (inception) through December 31, 2020.
As described elsewhere in this Amendment No. 2, we have identified a material weakness in our internal control over financial reporting related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective for the period from the Company’s initial public offering through December 31, 2020. Historically, a portion of our Class A ordinary shares subject to possible redemption was classified as permanent equity to maintain shareholders’ equity greater than $5 million on the basis that the Company will not redeem its Class A ordinary shares in an amount that would cause its net tangible assets to be less than $5,000,001, as described in the Charter. Pursuant to the Company’s re-evaluation of the Company’s application of ASC 480-10-S99-3A to its accounting classification of its Class A ordinary shares subject to possible redemption, the Company’s management has determined that the Class A ordinary shares include certain provisions that require classification of all of the Class A ordinary shares as temporary equity regardless of the net tangible assets redemption limitation contained in the Charter. For a discussion of management’s consideration of the material weakness identified related to the Company’s application of ASC 480-10-S99-3A to its accounting classification of the Class A ordinary shares subject to possible redemption, see “Note 2” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report
We have implemented a remediation plan, described under Item 9A, Controls and Procedures, to remediate the material weakness surrounding our controls around the interpretation and accounting for complex equity and equity-linked instruments issued by the Company, including its Class A ordinary shares and warrants. We can give no assurance that the measures we have taken will prevent any future material weaknesses or deficiencies in internal control over financial reporting. Even though we have strengthened our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our financial statements.
As a result of such material weakness, the restatement related to the classification and accounting for the Class A ordinary shares and warrants, and other matters raised or that may in the future be raised by the SEC, we face potential litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weakness in our internal control over financial reporting. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.

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
Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Currently there are 142,965,557 and 11,897,897 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of the date of this Annual Report on Form
10-K
there will be no preference shares issued and outstanding
We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants-
Redemption of warrants for Class
 A ordinary shares when the price per Class
 A ordinary share equals or exceeds $10.00
” or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one
at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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
We have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, if, among other things, the Reference Value equals or exceeds $18.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like). Please see “Description of Securities-Warrants-Public Shareholders’ Warrants-
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $18.00
” below. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants as described above could force you to (i) exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your warrants at the then- current market price when you might otherwise wish to hold your warrants or (iii) accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, we expect would be substantially less than the Market Value of your warrants. None of the private placement warrants will be redeemable by us so long as they are held by our sponsors or their permitted transferees.

In addition, we have the ability to redeem the outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant if, among other things, the Reference Value equals or exceeds $10.00 per share (as adjusted for share sub-divisions,
share dividends, rights issuances, reorganizations, recapitalizations and the like). In such a case, the holders will be able to exercise their warrants prior to redemption for a number of shares of our Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. Please see “Description of Securities-Warrants-Public Shareholders’ Warrants-
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $10.00
” below. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 shares of our Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We have issued public warrants to purchase 10,802,804 of our Class A ordinary as part of the units sold and private placements of a total of 5,721,122, at a price of $1.50 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities-Warrants-Public Shareholders’ Warrants-
Redemptions of warrants for cash when the price per Class
 A ordinary share equals or exceeds $10.00
.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.
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
References to the “company,” “Prime Impact,” “our,” “us,” or “we” refer to Prime Impact Acquisition I. The following discussion and analysis of the company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Annual Report on Form
10-K/A.
Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
In this Amendment No. 2 to the Annual Report on Form
10-K
of the Company for the period from July 21, 2020 (inception) through December 31, 2020, we are restating (i) our audited financial statements as of December 31, 2020, and for the period from July 21, 2020 (inception) to December 31, 2020, (ii) our unaudited interim financial statements as of September 30, 2020, and for the period from July 21, 2020 (inception) through September 30, 2020, and (iii) our Offering Audited Balance Sheet.
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Class A ordinary shares subject to redemption as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option).
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error reported in: (i) the audited balance sheet as of September 14, 2020, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2020 (the “Offering Audited Balance Sheet”); (ii) the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “2020 Form 10-K”); and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (the “Affected Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amendment No. 2 to the Annual Report on Form 10-K/A.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The restatement does not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering.
After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting for complex securities during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness will be described in more detail in the Q3 Form 10-Q/A.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2020, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Amendment No. 2 to the Form 10-K/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2020 covered by this Amendment No. 2 to the Annual Report on Form 10-K/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021, except for the below:
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

Jim McLean
, is one of our founders. Mr. McLean founded Silicon Valley Data Capital in 2012, an early-stage venture fund focused on transformative data companies, where he is currently Managing Member. In addition to founding Silicon Valley Data Capital, Mr. McLean is a co-founder
of Silicon Valley Data Science (2013), a big data and data science consulting company, 365 Data Centers (2012), a leading provider of cloud, connectivity and data center services, and SiteSmith, Inc. (1999), a provider of Internet infrastructure management services. He serves on the advisory boards of Harvard’s School of Engineering and Pathfinder.org and previously served on several advisory boards for Stanford University. Mr. McLean holds a S.B. Engineering Sciences from Harvard University and an MBA from the Haas School of Business at the University of California, Berkeley.
Cathleen Benko
, is a member of our board of directors. Ms. Benko has been a board member of NIKE, Inc., a publicly-traded company on the NYSE that designs, develops, markets and sells athletic footwear, apparel, equipment, accessories and services worldwide, since July 2018, and is a former Vice Chairman and Managing Principal of Deloitte LLP (“Deloitte”), an organization that, through its subsidiaries and network of member firms, provides audit, consulting, tax and advisory services to clients globally. During her nearly
30-year
career with Deloitte, Ms. Benko held many leadership rolls, several concurrent with her appointment as Vice Chairman and Managing Principal in 2011. From 2015 until 2018, Ms. Benko served as Senior Partner working within Deloitte’s “Digital Giants” practice where she was the senior advisory partner for several digital-native companies and from 2010 until 2014, she served as the Chief Digital, Brand and Communications Officer of Deloitte. Previous to her role as Chief Digital, Brand, and Communications Officer, Ms. Benko held multiple technology and talent management roles, including serving as Deloitte’s first Vice Chairman and Chief Talent Officer from 2006 until 2010, its Chief Inclusion Officer from 2008 until 2010, and as Managing Principal of Deloitte’s Initiative for the Retention and Advancement of Women, from 2003 until 2009. Ms. Benko led Deloitte’s technology sector form 2003 until 2007 and was previously Deloitte’s first Global
e-Business
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
Roger Crockett
, is a member of the board of directors. Mr. Crockett has been the Vice President and Global Head of Diversity & Inclusion at Western Digital since November 2018. Prior to Western Digital, Mr. Crockett was a Senior Partner at a diversity and inclusion training and consulting firm, InQUEST Consulting, from January 2017 to November 2018. Mr. Crockett also founded and served as President of R.O. Crockett Leadership Advisory, which provides strategic advice to senior leaders of companies seeking to enhance their thought leadership portfolio, from April 2010 until December 2016 and co-founded
Global Performance Partners Inc., a research-based company focused on diversity and inclusion for senior executives, in January 2016. Mr. Crockett also serves on the Board of Advisors to Upkey Corp, an education and career development software service for underrepresented students, and he is the former Vice Chairman of Saint Xavier University’s Board of Trustees. Mr. Crockett is a former Chicago Deputy Bureau Chief for BusinessWeek Magazine from 1997 to 2009, where he wrote award-winning articles about business and diversity. Mr. Crockett holds a BA in English Literature from UCLA and a Master’s in Journalism with an emphasis on business from Columbia University.
We believe that Mr. Crockett is qualified to serve as a director based on his extensive industry experience including his experience with diversity and inclusion.
Dixon Doll
, is a member of our board of directors. Mr. Doll is the 2021 recipient of the Lifetime Achievement in Venture Capital Award from the US National Venture Capital Association. Mr. Doll is the
Co-Founder
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
Keyur Patel
, is a member of the board of directors. Mr. Patel has served on the board of directors of Gaia, Inc., an international alternative media video streaming service, since May 2017. Mr. Patel has served as Managing Partner of Fuse Capital and Fuse+Media Pvt. Ltd., an investment firm, since 2008. Mr. Patel led the investments and turnarounds for such brands as Inktomi Corporation, and has invested and incubated a number of successful companies including Webvibe, NDTV, IndiaTV and Phoenix Software, Inc. Mr. Patel has also served as the Vice Chair, Managing Partner and Chief Strategy Officer of KPMG Consulting, Founder and Chief Executive Officer at KPMG Internet Business, and Managing Director of PriceWaterhouseCoopers.
We believe that Mr. Patel is qualified to serve as a director based on his entrepreneurial experience, as well as his significant experience with investment management and investor relations, as well as significant senior financial leadership and expertise in corporate strategy and execution.
Joanna Strober
, is a member of the board of directors. Ms. Strober is a seasoned board director whose experience includes serving as director for Blue Nile, Inc., a leading online jewelry store, from May 1999 to December 2008. Ms. Strober was also the Founder and Chief Executive Officer of Kurbo Health from June 2014 until August 2018, a provider of pediatric obesity treatments. Kurbo Health was acquired by Weight Watchers Reimagined in 2018, at which time Ms. Strober became the head of the child/teen division of Weight Watchers. She currently serves as Senior Vice President for Kurbo, now a subsidiary of Weight Watchers. Prior to creating Kurbo Health, Ms. Strober worked as a Managing Director at Sterling Stamos Capital Management, L.P., an advisory firm, from July 2006 to June 2013. Her previously roles, included positions at Pacific Community Ventures and Symphony Technology Group, as well as at Bessemer Venture Partners, where she was a General Partner. Ms. Strober has a B.A. from the University of Pennsylvania, where she graduated magna cum laude and Phi Beta Kappa, and a J.D. from UCLA Law School, where she served as an editor of the UCLA Law Review.
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

(5)
Includes shares held as Magnetar Constellation Master Fund, Ltd (983,151), Magnetar Constellation Fund II, Ltd (280,899), Magnetar Xing He Master Fund Ltd (347,151), Magnetar SC Fund Ltd (262,350), Magnetar Capital Master Fund Ltd, (57,448), Magnetar Systematic Multi-Strategy Master Fund Ltd (231,000), Purpose Alternative Credit Fund Ltd (124,551), Magnetar Structured Credit Fund, LP, (386,899), Magnetar Lake Credit Fund LLC (201,399), and Purpose Alternative Credit Fund – T LLC (63,600), collectively (the “Magnetar Funds”). Magnetar Financial serves as the investment adviser to the Magnetar Funds, and as such, Magnetar Financial exercises voting and investment power over the shares held for the Magnetar Funds’ accounts. Magnetar Capital Partners serves as the sole member and parent holding company of Magnetar Financial. Supernova Management is the general partner of Magnetar Capital Partners. The manager of Supernova Management is Alec N. Litowitz, a US citizen. Magnetar Financial, Magnetar Capital Partners, Supernova Management and Mr. Litowitz held 2,938,448 shares. The address of the principal business office of each of the reporting persons is 1603 Orrington Avenue, 13 th
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

(8)
Includes shares held by Sculptor Capital LP, Sculptor Capital Holding Corporation and Sculptor Capital Management, Inc. with a principal business office of 9 West 57 th
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

Item 14 .	Principal Accountant Fees and Services.
The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”) for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from July 21, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, totaled $74,160.
Audit-Related Fees
. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from July 21, 2020 (inception) through December 31, 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the period from July 21, 2020 (inception) through December 31, 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the period from July 21, 2020 (inception) through December 31, 2020.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, by and among the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc. as representatives of the underwriters (1)

3.2	Amended and Restated Memorandum and Articles of Association (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of the Registrant’s Securities (4)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory (2)

10.3	Private Placement Warrant Agreement, between the Company and the Sponsor (2)

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Loinkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on September 4, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2020.
(4)	Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021.

Item 16.	Form 10-K Summary
Not applicable.

PRIME IMPACT ACQUISITION I

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Prime Impact Acquisition I
Opinion on the Financial Statements
We have audited the accompanying balance sheet of Prime Impact Acquisition I (“Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the period from July 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from July 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the 2020 financial statements have been restated to correct certain misstatements.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 14, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
May 20, 2021, except for the effects of the restatement disclosed in Note 2, as to which the date is February
28
, 2022

PRIME IMPACT ACQUISITION I
BALANCE SHEET
As Restated – See Note 2
DECEMBER 31, 2020

Assets
Current assets:
Cash	$1,600,255
Prepaid expenses	334,348

Total current assets	1,934,603
Investments held in Trust Account	324,170,661

Total Assets	$326,105,264

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$117,253
Accrued expenses	133,837
Due to related party	419,487

Total current liabilities	670,577
Derivative warrant liability	25,624,874
Deferred underwriting commissions	11,342,945

Total liabilities	37,638,396
Commitments and Contingencies (Note 7 )
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to possible redemption, $0.0001 par value ; 32,408,414 shares issued and outstanding subject to possible redemption at $10.00 per share	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued o r outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding	810
Additional paid-in capital	—
Accumulated deficit	(35,618,082)

Total shareholders’ deficit	(35,617,272)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$326,105,264

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENT OF OPERATIONS
As Restated – See Note 2
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

General and administrative expenses	$220,952
Administrative expenses - related party	35,000

Loss from operations	(255,952)
Other income (expense)
Change in fair value of derivative warrant liability	(5,545,854)
Offering costs - derivative warrant liability	(748,890)
Interest income	65
Net gain from investments held in Trust Account	86,521

Total other income (expense)	(6,208,158)

Net loss	(6,464,110)

Weighted average Class A ordinary shares outstanding, basic and diluted	21,216,659

Basic and diluted net loss per Class A ordinary share	$(0.22)

Weighted average Class B ordinary shares outstanding, basic and diluted (1)	7,727,945

Basic and diluted net loss per Class B ordinary share	$(0.22)

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

PRIME IMPACT ACQUISITION I
STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT
As Restated – See Note 2
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,458,000	—	1,458,000
Forfeiture of Class B ordinary shares	—	—	(522,897)	(53)	53	—	—
Accretion of Class A ordinary shares subject to possible redemption	—	—	—	—	(1,482,190)	(29,153,972)	(30,636,162)
Net loss	—	—	—	—	—	(6,464,110)	(6,464,110)

Balance - December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,082)	$(35,617,272)

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

PRIME IMPACT ACQUISITION I
STATEMENT OF CASH FLOWS
As Restated – See Note 2
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(6,464,110)
Adjustments to reconcile net loss to net cash used in operating activities:
General and adminsitrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	25,000
General and adminsitrative expenses paid by Sponsor under note payable	100
Offering costs - derivative warrant liabilities	748,890
Change in fair value of derivative warrant liabilities	5,545,854
Net gain from investments held in Trust Account	(86,521)
Changes in operating assets and liabilities:
Prepaid expenses	(334,348)
Accounts payable	61,353
Due to related party	1,170
Accrued expenses	48,837

Net cash used in operating activities	(453,775)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(324,084,140)

Net cash used in investing activities	(324,084,140)

Cash Flows from Financing Activities:
Loan proceeds received from note payable to Sponsor	418,317
Repayment of note payable to Sponsor	(98,301)
Proceeds received from initial public offering and over-allotment option exercise, gross	324,084,140
Proceeds received from private placement	8,581,683
Offering costs paid	(6,847,669)

Net cash provided by financing activities	326,138,170

Net increase in cash	1,600,255
Cash - beginning of the period	—

Cash - end of the period	$1,600,255

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$55,900
Offering costs included in accrued expenses	$85,000
Offering costs paid through note payable to Sponsor	$98,201
Deferred underwriting commissions	$11,342,945
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
Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering the Over-Allotment

and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Note 2 —Restatement of previously issued financial statements
In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all Class A ordinary shares subject to redemption as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering (including exercise of the over-allotment option).
In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error reported in: (i) the audited balance sheet as of September 14, 2020, filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 18, 2020 (the “Offering Audited Balance Sheet”); (ii) the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as amended (the “2020 Form 10-K”); (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020 (iv) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021; and (v) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021 (the “Affected Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this Amendment No. 2 to the Annual Report on Form 10-K/A.
In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.
The restatement does not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of December 31, 2020:

	As Previously Reported	Restatement Adjustment	As Restated
Total assets	$326,105,264	—	$326,105,264

Total liabilities	$37,638,396	—	$37,638,396

Class A ordinary shares subject to redemption	283,466,860	40,617,280	$324,084,140
Preferred shares	—	—	—
Class A ordinary shares	406	(406)	—
Class B ordinary shares	810	—	810
Additional paid-in capital	11,462,902	(11,462,902)	—
Accumulated deficit	(6,464,110)	(29,153,972)	(35,618,082)

Total shareholders’ equity (deficit)	$5,000,008	$(40,617,280)	$(35,617,272)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$326,105,264	$—	$326,105,264

The Company’s statement of shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the period from July 21, 2020 (inception) through December 31, 2020:

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$267,390,440	$(267,390,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$16,076,420	$(16,076,420)	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from July 2
1
, 2020 (inception) through December 31, 2020:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Net loss	$(6,464,110)	$—	$(6,464,110)
Weighted average shares outstanding - Class A ordinary shares	32,010,694	(10,794,035)	21,216,659
Basic and diluted earnings (loss) per share - Class A ordinary shares	$0.00	$(0.22)	$(0.22)
Weighted average shares outstanding - Class B ordinary shares	7,838,218	(110,273)	7,727,945
Basic and diluted loss per share - Class B ordinary shares	$(0.84)	$0.62	$(0.22)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported balance sheet as of September 14, 2020:

	As Previously Reported	Adjustment	As Restated
Total assets	$303,383,640	—	$303,383,640

Total liabilities	$30,993,195	—	$30,993,195

Class A ordinary shares subject to redemption	$267,390,440	$32,609,560	$300,000,000
Preferred shares	$—	—	—
Class A ordinary shares	$326	(231)	95
Class B ordinary shares	$863	—	863
Additional paid-in capital	$5,730,270	(5,730,270)	—
Accumulated deficit	$(731,454)	(26,878,964)	(27,610,418)

Total shareholders’ equity (deficit)	$5,000,005	$(32,609,560)	$(27,609,555)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$303,383,640	$—	$303,383,640

Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets is reconciled on the following table:

Gross Proceeds for initial public offering and over-allotment	$324,084,140
Less:
Offering costs allocated to Class A shares subject to possible redemption	(17,680,825)
Proceeds allocated to Public Warants at issuance	(12,955,337)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption	$324,084,140

Liquidity and Going Concern
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
Based on the foregoing, management has determined that the amount of working capital raises substantial doubt about the Company’s ability to continue as a going concern until the earlier of the consummation of the Business Combination or the date the Company is required to liquidate. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective Initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Initial Business Combination. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2022.
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
As described in Note 2—Restatement of Previously Issued Financial Statements and Note 11 – Quarterly Financial Information (unaudited), the Company’s financial statements for the period from July 21, 2020 (inception) through December 31, 2020, as of September 14, 2020 and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form
10-K/A
(Amendment No. 2) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s Class A ordinary shares subject to redemption and the change to its presentation of earnings per share in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2—Restatement of Previously Issued Financial Statements for further discussion.

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the period from July 2
1
, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For The Period From July 2 1 , 2020 (inception) through December 31, 2020
	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(4,738,252)	$(1,725,858)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	21,216,659	7,727,945

Basic and diluted net loss per ordinary share	$(0.22)	$(0.22)

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

Note 9—Shareholders’ Deficit

Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020, there were 32,408,414 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and classified as temporary equity in the accompanying balance sheet (see Note 9).
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

Note 1
0
—Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:

Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investmets held in Trust Account - U.S. Treasury Securities (1)	$324,167,758	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$16,528,290	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$9,096,584

(1)	Excludes $2,903 of investments in an open-ended money market fund, in which the Company uses NAV as a practical expedient to fair value.
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

Note 1
1
. Quarterly financial information (unaudited)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement of the Company’s financial statements. The restatement does not have an impact on the Company’s cash position and investments held in the Trust Account established in connection with the Initial Public Offering. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2020. The financial information that has been previously filed or otherwise reported for the quarterly period ended September 30, 2020 is superseded by the information in this Annual Report, and the financial statements and related financial information for the quarterly period ended September 30, 2020 contained in such previously filed report should no longer be relied upon.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of September 30, 2020:

	As Previously Reported	Adjustment	As Restated
Total assets	$302,972,616	—	$302,972,616

Total liabilities	$30,600,157	—	$30,600,157

Class A ordinary shares subject to redemption	267,372,450	56,711,690	$324,084,140
Preferred shares	—	—	—
Class A ordinary shares	326	(220)	106
Class B ordinary shares	863	—	863
Additional paid-in capital	5,710,574	(5,710,574)	—
Accumulated deficit	(711,754)	(51,000,790)	(51,712,544)

Total shareholders’ equity (deficit)	$5,000,009	$(56,711,690)	$(51,711,681)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$302,972,616	$—	$302,972,616

The Company’s statement of shareholders’ deficit has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the period from July 2
1
, 2020 (inception) through September 30, 2020:

	As Previously Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$286,032,440	$(286,032,440)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(643,763)	$643,763	$—
The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the period from July 2
1
, 2020 (inception) through September 30, 2020:

	Earnings (Loss) Per Share
	As Previously Reported	Adjustment	As Restated
Net loss	$(711,754)	$—	$(711,754)
Weighted average shares outstanding - Class A ordinary shares	30,000,000	(22,916,667)	7,083,333
Basic and diluted loss per share - Class A ordinary shares	$(0.00)	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B ordinary shares	7,500,000	(208,333)	7,291,667
Basic and diluted loss per share - Class B ordinary shares	$(0.09)	$0.04	$(0.05)

Note 1
2
—Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through May 20, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that none were required, other than the restatement discussed in Note 2.

Exhibit Index

Exhibit No.	Description

1.1	Underwriting Agreement, by and among the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc. as representatives of the underwriters (1)

3.2	Amended and Restated Memorandum and Articles of Association (2)

4.1	Specimen Unit Certificate (2)

4.2	Specimen Class A Share Certificate (2)

4.3	Specimen Warrant Certificate (2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

4.5	Description of the Registrant’s Securities (4)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company (2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory (2)

10.3	Private Placement Warrant Agreement, between the Company and the Sponsor (2)

14.1	Code of Ethics (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document – the XBRL Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Loinkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on September 4, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 21, 2020.
(4)	Incorporated by reference to Exhibit 4.5 to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021.

II-1

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2022
Prime Impact Acquisition I

/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer (Principal Executive Officer)

/s/ Mark Long
Name:	Mark Long
Title:	Co-Chief Executive Officer and Chief Financial Officer (Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on
Form 10-K has
been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Cordano	Co-Chief Executive Officer, Director	February 28, 2022
Michael Cordano	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Mark Long	Co-Chief Executive Officer and Chief Financial Officer, Director	February 28, 2022
Mark Long	(Principal Financial and Accounting Officer)

/s/ Keyur Patel	Chairman of the Board	February 28, 2022
Keyur Patel

/s/ Cathleen Benko	Director	February 28, 2022
Cathleen Benko

/s/ Roger Crockett	Director	February 28, 2022
Roger Crockett

/s/ Dixon Doll	Director	February 28, 2022
Dixon Doll

/s/ Joanna Strober	Director	February 28, 2022
Joanna Strober

II-2