Form 10-K
period 2021-12-31
Prime Impact Acquisition I
filed 2022-03-21
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39501

Prime Impact Acquisition I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

123 E San Carlos Street, Suite 12
San Jose, California	95112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
825-6965
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Symbol(s)	Trading	Name of each exchange on which registered
Units, each consisting of one Class A	PIAI.U	The New York Stock Exchange
ordinary share and one-third of a
Warrant to acquire one Class A ordinary share
Class A ordinary shares, par value	PIAI	The New York Stock Exchange
$0.0001 per share
Warrants, each whole warrant	PIAI.W	The New York Stock Exchange
exercisable for one Class A ordinary share at an exercise price of $11.50
Securities registered pursuant to Section 12(g) of the Act: None.

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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
Based on the closing price of $9.75 per share on June 30, 2021, the aggregate market value of our voting and non-voting
ordinary shares held by
non-affiliates
was $
315,934,066.
As of March 21, 2022, there were 3,688,813 units
, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share, 28,714,681 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 15,293,475 warrants, were issued and outstanding, respectively.

EXHIBIT INDEX
SIGNATURES

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our” or “our company” are to Prime Impact Acquisition I, a Cayman Islands exempted company;

•	“founders” are to Michael Cordano, our Co-Chief Executive Officer, Mark Long, our Co-Chief Executive Officer, Chief Financial Officer and director, and Jim McLean;

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

•
“public shares” are to our Class A ordinary shares sold as part of the units in the Initial Public Offering (whether they were purchased in the Initial Public Offering or thereafter in the open market); and

•	“sponsor” are to Prime Impact Cayman, LLC, a Cayman Islands limited liability company.
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

•
our ability to consummate an initial business combination due to the uncertainty resulting from the
COVID-19
pandemic, including new variant strains of the underlying virus, current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, rising energy prices, inflation and interest rates and other geopolitical events globally;

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

SUMMARY OF THE MATERIAL RISKS ASSOCIATED WITH OUR BUSINESS
An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

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

•
Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the COVID 19 coronavirus pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.

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

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

•	The ability of a large number of our shareholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.

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

•
Subsequent to our completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and the share price of our securities, which could cause you to lose some or all of your investment.

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
Initial Public Offering
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
Our Team
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

We anticipate structuring our initial business combination so that the post-business combination company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the partner business or businesses. We may, however, structure our initial business combination such that the post-business combination company owns or acquires less than 100% of such interests or assets of the partner business in order to meet certain objectives of the partner management team or shareholders or for other reasons, but we will only complete such business combination if the post-business combination company owns or acquires 50% or more of the outstanding voting securities of the partner business or otherwise acquires a controlling interest in the partner sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-business combination company owns or acquires 50% or more of the voting securities of the partner business, our shareholders prior to the business combination may collectively own a minority interest in the post-business combination company, depending on valuations ascribed to the partner business and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock, shares or other equity interests of a partner business. In this case, we would acquire a 100% controlling interest in the partner business. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to the completion of our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a partner business or businesses are owned or acquired by the post-business combination company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If the business combination involves more than one partner business, the 80% of net assets test will be based on the aggregate value of all of the partner businesses and we will treat the partner businesses together as the initial business combination for purposes of a tender offer or for seeking shareholder approval, as applicable.
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
Financial Position
As of December 31, 2021, we had approximately $324,211,180 million held in the trust account, not taking into account approximately $11.3 million of deferred underwriting fees to be paid. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.
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
pre-initial
business combination activity.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 million (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the partner or its owners, (ii) cash to be transferred to the partner for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.
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
Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights
Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the initially scheduled vote on the proposal to approve the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights.
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
Although we will seek to have all vendors, service providers (excluding our independent registered public accounting firm), prospective partner businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our founding team will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if our founding team believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. The underwriters will not execute agreements with us waiving such claims to the monies held in the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third-party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Our sponsor may not be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective partner businesses.
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
Periodic Reporting and Financial Information
We registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accountants.
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
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event that we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company would we be required to comply with the independent registered public accounting firm attestation requirement on internal control over financial reporting. A partner business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
Risks Related to Our Business and Financial Position
We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
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
Risks Related to Our Proposed Initial Business Combination
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
Following the issuance of the SEC Staff Statement on April 12, 2021, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Statement, it was appropriate to restate previously issued and audited financial statements as of and for the period ended December 31, 2020.
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
As described elsewhere in this Annual Report on Form
10-K,
we have identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020. As a result of this material weakness, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2021. This material weakness resulted in a material misstatement of our derivative warrant liabilities, change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities, Class A ordinary shares subject to possible redemption, accumulated deficit and related financial disclosures for the Affected Periods. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with the August 2020 initial public offering, see “Note 2 —Restatement of Previously Issued Financial Statements” to the accompanying financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report on Form
10-K.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
After consultation with management and our audit committee, we concluded that there was a material weakness in our internal controls over financial reporting.
As a result of such material weakness and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this report, we have no knowledge of any such litigation or dispute. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a business combination.
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
Our search for a business combination, and any partner business with which we ultimately consummate a business combination, may be materially adversely affected by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions or other geopolitical events globally, the
COVID-19
pandemic, including new variant strains of the underlying virus, and the status of debt and equity markets.
Our ability to consummate a business combination may be dependent on our ability to raise equity and debt financing which may be impacted by current or anticipated military conflict, including between Russia and Ukraine, terrorism, sanctions, the
COVID-19
pandemic and other events, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Economic uncertainty in various global markets caused by political instability may result in weakened demand for products sold by potential target businesses and difficulty in forecasting financial results on which we rely in the evaluation of potential target businesses. Global conflicts, including the military conflict between Russia and Ukraine, as well as economic sanctions implemented by the United States and European Union against Russia in response thereto, may negatively impact markets, increase energy and transportation costs and cause weaker macro-economic conditions. Political developments impacting government spending, and international trade, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may affect demand for potential target companies’ products or the cost of manufacturing thereof, harm their operations and weaken their financial results.
Additionally, the COVID-19 outbreak has resulted, and a significant outbreak of other infectious diseases could result, in a widespread health crisis that has affected, or could adversely affect, the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new variant strains of the underlying disease that may develop, new information which may emerge concerning the severity of COVID-19 and the actions to contain
COVID-19
or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. If the disruptions posed by
COVID-19
or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
The SEC Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Statement are common in SPACs and are similar to the terms contained in the warrant agreement governing our warrants. In response to the SEC Statement, we reevaluated the accounting treatment of our public warrants and private placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings. As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the statement of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.
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
Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future. The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
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

We may issue our shares to investors in connection with our initial business combination at a price which is less than the prevailing market price of our shares at that time.
In connection with our initial business combination, we may issue shares to investors in private placement transactions
(so-called
PIPE transactions) at a price of $10.00 per share. A purpose of such issuances may be to enable us to provide sufficient liquidity to the post-business combination entity. The price of the shares we issue may therefore be less, and potentially significantly less, than the market price for our shares at such time.
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
We may, in connection with our initial business combination and subject to requisite shareholder approval under the Companies Act, reincorporate in the jurisdiction in which the partner company or business is located or in another jurisdiction. The transaction may require a shareholder or warrant holder to recognize taxable income in the jurisdiction in which the shareholder or warrant holder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders or warrant holders to pay such taxes. Shareholders or warrant holders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation. In addition, regardless of whether we reincorporate in another jurisdiction, we could be treated as tax resident in the jurisdiction in which the partner company or business is located, which could result in adverse tax consequences to us (e.g., taxation on our worldwide income in such jurisdiction) and to our shareholders or warrant holders (e.g., withholding taxes on dividends and taxation of disposition gains).
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
Risks Related to Our Operations
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
The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.
We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.
The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.
In connection with the successful consummation of our business combination, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares and the requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that we cannot consummate our business combination and that you would have to wait for liquidation in order to redeem your shares.
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. The average percentage of shares for which redemption rights have been exercised in recent business combinations by other special purpose acquisition companies increased substantially in the second half of 2021 and remains very high during 2022 year-to-date. If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender offer or proxy rules, the probability that we cannot consummate our business combination is increased. If we do not consummate our business combination, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.
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
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. In addition, this choice-of-forum
provision may result in our warrant holders incurring increased costs to bring an action, proceeding or claim due to, but not limited to, the warrant holder’s physical location or knowledge of the applicable laws, when the courts of the State of New York or the United States District Court for the Southern District of New York is the exclusive forum. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our founding team and board of directors.
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
Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with an Annual Report on Form
10-K
for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a partner business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
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
(b) Holders
On December 31, 2021, there was one holder of record of our units, was one holder of record of our Class A ordinary shares, two holders of record of our public warrants, and six holders of record of our Class B ordinary shares.
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
Not applicable.
(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Selected Financial Data
As a “smaller reporting company,” we are not required to provide the information called for by this Item.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
References to “the Company,” “Prime Impact Acquisition I,” “Prime Impact,” “our,” “us” or “we” refer to Prime Impact Acquisition I. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 5,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to us of $8.1 million. Simultaneously with the closing of the Over-allotment Units, on October 6, 2020, we consummated the second closing of the Private Placement, resulting in the purchase of an additional 321,122 Private Placement Warrants by the Sponsor, generating gross proceeds to us of approximately $0.5 million.

Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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
Liquidity and Going Concern
As of December 31, 2021, we had approximately $0.7 million in our operating bank account and working capital of approximately $0.3 million.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements—Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination within 24 months of the closing of the Initial Public Offering, or September 14, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2022. Our management plans to continue its efforts to complete a Business Combination by September 14, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.

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
Results of Operations
Our entire activity since inception through December 31, 2021, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating
income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.
For the year ended December 31, 2021, we had net income of approximately $15.8 million, which consisted of a nonoperating gain of approximately $16.7 million from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $41,000, partially offset by general and administrative expenses of approximately $975,000, including administrative expenses with related parties of $120,000.
For the period from July 21, 2020 (inception) through December 31, 2020, we had net loss of approximately $6.5 million, which consisted of a nonoperating loss of approximately $5.5 million from the change in fair value of derivative warrant liabilities, offering costs associated with derivative warrant liabilities of approximately $749,000 and general and administrative expenses of approximately $256,000, including administrative expenses with related parties of $35,000, partially offset by income from investments held in Trust Account of approximately $87,000.
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

Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from July 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to FASB ASC Topic 480 “Distinguishing Liabilities from Equity” and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
We issued 10,802,804 warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 5,721,122 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of warrants issued in connection with the Initial Public Offering and Private Placement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Warrants issued in connection with our Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

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
Off-Balance
Sheet Arrangements
As of December 31, 2021, we did not have any
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
Reference is made to Pages F-1 through F-21 comprising a portion of this Report.
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Annual Report on Form
10-K
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the year ended December 31, 2021, except for the below:
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
Item 9B. Other Information
None.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

Part III
Item 10. Directors, Executive Officers and Corporate
Governance
As of the date of this Annual Report on Form
10-K,
our officers and directors are as follows:

Name	Age	Position

Michael Cordano	57	Co-Chief Executive Officer, Director

Mark Long	55	Co-Chief Executive Officer, Chief Financial Officer, Director

Jim McLean	61	Founder

Cathleen Benko	63	Director

Roger Crockett	56	Director

Dixon Doll	79	Director

Keyur Patel	56	Chairman

Joanna Strober	53	Director
Our Founding Team and Executive Officers
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
Roger Crockett
, is a member of the board of directors. Mr. Crockett is the former Vice President and Global Head of Diversity & Inclusion at Western Digital having served in that role from November 2018 to August 2021. Prior to Western Digital, Mr. Crockett was a Senior Partner at a diversity and inclusion training and consulting firm, InQUEST Consulting, from January 2017 to November 2018. Mr. Crockett also founded and served as President of R.O. Crockett Leadership Advisory, which provides strategic advice to senior leaders of companies seeking to enhance their thought leadership portfolio, from April 2010 until December 2016 and co-founded
Global Performance Partners Inc., a research-based company focused on diversity and inclusion for senior executives, in January 2016. Mr. Crockett also serves on the Board of Advisors to Upkey Corp, an education and career development software service for underrepresented students, and he is the former Vice Chairman of Saint Xavier University’s Board of Trustees. Mr. Crockett is a former Chicago Deputy Bureau Chief for BusinessWeek Magazine from 1997 to 2009, where he wrote award-winning articles about business and diversity. Mr. Crockett holds a BA in English Literature from UCLA and a Master’s in Journalism with an emphasis on business from Columbia University.
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

•
monitoring compliance on a quarterly basis with the terms of the Initial Public Offering and, if any noncompliance is identified, immediately taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of the Initial Public Offering; and

•
reviewing and approving all payments made to our existing shareholders, executive officers or directors and their respective affiliates. Any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

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
Our board of directors has determined that each of Cathleen Benko, Roger Crockett, Keyur Patel, and Joanna Strober are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•
reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

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
In addition, our sponsor and our officers and directors may sponsor or form other special purpose acquisition companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.

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

•
Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously the Initial Public Offering and a second transaction that closed simultaneously with the underwriter’s partial exercise of its over-allotment option. On September 3, 2020, our sponsor transferred 20,000 founder shares to each of Cathleen Benko, Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial
business combination activity. Additionally, our sponsor

has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions,
share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

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

•	each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares;

•	each of our executive officers and directors; and

•	and all our executive officers and directors as a group.
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
10-K.
1

	Class A ordinary shares		Class B ordinary shares (2)(3)(4)
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
Prime Impact Cayman, LLC (our sponsor) (1)	8,002,103	99%	—	—	19.8%
Magnetar Financial LLC (5)	2,938,448	9.07%	—	—	7.3%
Integrated Core Strategies (US) LLC (6)	2,530,500	7.8%	—	—	6.3%
Linden Capital LP (7)	2,000,000	6.2%	—	—	4.9%
Sculptor Capital LP (8)	1,668,050	5.15%	—	—	4.2%
Michael Cordano (9)	—	—	—	—	—
Mark Long (9)	—	—	—	—	*
Cathleen Benko (1)	—	—	20,000	*	*
Roger Crockett (1)	—	—	20,000	*	*
Dixon Doll (1)			20,000	*	*
Keyur Patel (1)			20,000	*	*
Joanna Strober (1)			20,000	*	*
All officers and directors as a group (7 individuals)	—	—	100,000	1	*

*	Less than one percent.
(1)	The business address of each of the following entities and individuals is 123 E San Carlos Street, Suite 12, San Jose, California 95112.
(2)	The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	Does not include 5,721,122 Class A ordinary shares underlying the private placement warrants.
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

1	Note to Draft: Company to confirm this table is still up to date.

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
Item 14. Principal Accounting Fees and Services
The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.
Audit Fees
. Audit fees consist of fees billed for professional services rendered for the audit of our year-end
financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Withum for audit fees, inclusive of required filings with the SEC for the year and period ended December 31, 2021 and 2020, and of services rendered in connection with our initial public offering, totaled $125,805 and $74,160, respectively.
Audit-Related Fees
. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end
financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the year and period ended December 31, 2021 and 2020.
Tax Fees
. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any audit-related fees during the year and period ended December 31, 2021 and 2020.
All Other Fees
. All other fees consist of fees billed for all other services. We did not pay Withum any audit-related fees during the year and period ended December 31, 2021 and 2020.

PART IV
Item 15. Exhibits, Financial Statement Schedules
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements (As Restated)
(2) Exhibits
We hereby file as part of this Annual Report on Form
10-K
the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

1.1	Underwriting Agreement, by and among the Company and Goldman Sachs & Co. LLC and BofA Securities, Inc. as representatives of the underwriters (1)

3.2	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

4.5	Description of the Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory.(2)

10.3	Private Placement Warrants Agreement, between the Company and the Sponsor.(2)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d 14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form S-1/A, filed with the SEC on September 4, 2020.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021.
Item 16. Form
10-K
Summary
Not applicable.

PRIME IMPACT ACQUISITION I

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of
Prime Impact Acquisition I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Prime Impact Acquisition I (“Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2021 and for the period from July 21, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from July 21, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 14, 2022 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ WithumSmith+Brown, PC
We have served as the Company’s auditor since 2020.
New York, New York
March 18, 2022
PCAOB ID Number 100

PART I. FINANCIAL INFORMATION
PRIME IMPACT ACQUISITION I
BALANCE SHEETS

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash	$665,940	$1,600,255
Prepaid expenses	110,626	334,348
Total current assets	776,566	1,934,603
Investments held in Trust Account	324,211,180	324,170,661
Total Assets	$324,987,746	$326,105,264

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$327,477	$117,253
Accrued expenses	159,535	133,837
Due to related party	—	419,487

Total current liabilities	487,012	670,577
Derivative warrant liabilities	8,922,920	25,624,874
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	20,752,877	37,638,396
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,408,414 shares issued and outstanding at $10.00 per share as of December 31, 2021 and 2020	324,084,140	324,084,140
Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of December 31, 2021 and 2020	810	810
Accumulated deficit	(19,850,081)	(35,618,082)

Total Shareholders’ Deficit	(19,849,271)	(35,617,272)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$324,987,746	$326,105,264

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2021	For the Period from July 21, 2020 (inception) through December 31, 2020
General and administrative expenses	$854,587	$220,952
Administrative expenses - related party	120,000	35,000

Loss from operations	(974,587)	(255,952)
Other income (expense)
Change in fair value of derivative warrant liabilities	16,701,954	(5,545,854)
Offering costs – derivative warrant liabilities	—	(748,890)
Interest income	115	65
Income from investments held in Trust Account	40,519	86,521

Net income (loss)	$15,768,001	$(6,464,110)

Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	21,216,659

Basic and diluted net income (loss) per Class A ordinary share	$0.39	$(0.22)

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	7,727,945

Basic and diluted net income (loss) per Class B ordinary share	$0.39	$(0.22)

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEAR ENDED DECEMBER 31, 2021 AND
FOR THE PERIOD FROM JULY 21, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - July 21, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	8,625,000	863	24,137	—	25,000
Excess cash received over the fair value of the private warrants	—	—	—	—	1,458,000	—	1,458,000
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	(1,482,190)	(29,153,972)	(30,636,162)
Forfeiture of Class B ordinary shares	—	—	(522,897)	(53)	53	—	—
Net loss	—	—	—	—	—	(6,464,110)	(6,464,110)

Balance - December 31, 2020	—	—	8,102,103	810	—	(35,618,082)	(35,617,272)

Net income	—	—	—	—	—	15,768,001	15,768,001

Balance - December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2021	For the Period From July 21, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$15,768,001	$(6,464,110)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	25,000
General and administrative expenses paid by Sponsor under note payable	—	100
Offering costs – derivative warrant liabilities	—	748,890
Change in fair value of derivative warrant liabilities	(16,701,954)	5,545,854
Net income from investments held in Trust Account	(40,519)	(86,521)
Changes in operating assets and liabilities:
Prepaid expenses	223,722	(334,348)
Accounts payable	209,054	61,353
Accrued expenses	25,698	48,837
Due to related party	—	1,170

Net cash used in operating activities	(515,998)	(453,775)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(324,084,140)

Net cash used in investing activities	—	(324,084,140)

Cash Flows from Financing Activities:
Loan proceeds received from note payable to Sponsor	—	418,317
Repayment of advances from related party	(418,317)	—
Repayment of note payable to Sponsor	—	(98,301)
Proceeds received from initial public offering and over-allotment exercise, gross	—	324,084,140
Proceeds received from private placement	—	8,581,683
Offering costs paid	—	(6,847,669)

Net cash (used in) provided by financing activities	(418,317)	326,138,170

Net change in cash	(934,315)	1,600,255
Cash - beginning of the period	1,600,255	—

Cash - end of the period	$665,940	$1,600,255

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$—	$55,900
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in note payable	$—	$98,201
Deferred underwriting commissions	$—	$11,342,945
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
As of December 31, 2021, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards
Codification (“ASC”) Topic 480,
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
NOTES TO FINANCIAL STATEMENTS

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
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $0.7 million in its operating bank account and working capital of approximately $0.3 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of December 31, 2021 and 2020, there were no amounts outstanding under any Working Capital Loans.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements - Going Concern,” management has determined that the liquidity concerns
,
 mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by September 14, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2022.
Note
2-Summary
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2021 and 2020, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements
,
” approximates the carrying amounts represented in the balance sheets, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period. Derivative warrant liabilities are classified as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2021 and 2020, an aggregate of 32,408,414
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes
,
” prescribes
 a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the year ended December 31, 2021 and for the period from July 21, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Year Ended December 31, 2021		For the Period from July 21, 2020 (inception) through December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$12,614,401	$3,153,600	$(4,738,252)	$(1,725,858)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,408,414	8,102,103	21,216,659	7,727,945

Basic and diluted net income (loss) per ordinary share	$0.39	$0.39	$(0.22)	$(0.22)

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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
Note
5-Related
Party Transactions
Founder Shares
On July 23, 2020, the Sponsor paid an aggregate of $25,000 for certain expenses on behalf of the Company in exchange for issuance of 8,625,000 Class B ordinary shares (the “Founder Shares”). The holders of the Founder Shares agreed to forfeit up to an aggregate of 1,125,000 Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent 20% of the Company’s issued and outstanding shares after the Initial Public Offering. On September 3, 2020, the Sponsor transferred 20,000 Founder Shares to each of Cathleen Benko, Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. Such Founder Shares are not subject to forfeiture in the event the underwriters’ Over-Allotment was not exercised. On October 2, 2020, the underwriters partially exercised the Over-Allotment option to purchase as additional 2,408,414 Units. On October 24, 2020 (the 45th day follow the Underwriting Agreement), 522,897 Class B ordinary shares were forfeited.
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $
1.5
 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $
1.50
per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December
31
,
2021
and
2020
, the Company had no borrowings under the Working Capital Loans.
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
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $120,000 and $35,000 in expenses in connection with such services during the year ended December 31, 2021 and the period from July 21, 2020 (inception) through December 31, 2020, respectively, as reflected in the administrative expenses—related party on the accompanying statements of operations. As of December 31, 2021 and 2020, the Company had $120,000 and $35,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying balance sheets.
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
NOTES TO FINANCIAL STATEMENTS

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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Note
7-Derivative
Warrant Liabilities
As of December 31, 2021 and 2020, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption	$324,084,140

Note
9-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2021 and 2020, there were 32,408,414 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2021 and 2020, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Note
10-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and 2020 by level within the fair value hierarchy:

	As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account-U.S. Treasury Securities	$324,211,180	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$5,833,514	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$3,089,406

	As of December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account (1)	$324,167,758	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$16,528,290	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$9,096,584

(1)	Comprised of $324,167,758 of investments in U.S. Treasury securities and $2,903 of investments in an open-ended money market fund.
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in November 2020, upon trading of the Public Warrants in an active market. There were no other transfers between levels for the period from July 21, 2020 (inception) through December 31, 2020. There were no transfers between levels of the hierarchy for the year ended December 31, 2021.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2021	December 31, 2020
Exercise price	$11.50	$11.50
Stock price	$9.84	$10.10
Volatility	9.3%	21.8%
Term	5.58	6.25
Risk-free rate	1.30%	0.54%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year ended December 31, 2021 and for the period July 21, 2020 (inception) through December 31, 2020 is summarized as follows:

Level 3 derivative warrant liabilities at July 21, 2020 (inception)	$—
Issuance of Public and Private Warrants	20,079,020
Transfer of Public Warrants to Level 1	(12,855,337)
Change in fair value of derivative warrant liabilities	1,872,901

Level 3 derivative warrant liabilities at December 31, 2020	9,096,584
Change in fair value of derivative warrant liabilities	(6,007,178)

Level 3 derivative warrant liabilities at December 31, 2021	$3,089,406

Note
11-Subsequent
Events
Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 21, 2022

Prime Impact Acquisition I

/s/ Michael Cordano
Name: Michael Cordano
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Long
Name:	Mark Long
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Cordano	Co-Chief Executive Officer, Director	March 21, 2022
Michael Cordano	(Principal Executive Officer and the Registrant’s authorized signatory in the United States)

/s/ Mark Long	Co-Chief Executive Officer and Chief Financial Officer, Director	March 21, 2022
Mark Long	(Principal Financial and Accounting Officer)

/s/ Keyur Patel	Chairman of the Board	March 21, 2022
Keyur Patel

/s/ Cathleen Benko	Director	March 21, 2022
Cathleen Benko

/s/ Roger Crockett	Director	March 21, 2022
Roger Crockett

/s/ Dixon Doll	Director	March 21, 2022
Dixon Doll

/s/ Joanna Strober	Director	March 21, 2022
Joanna Strober