Form 10-Q
period 2022-03-31
Prime Impact Acquisition I
filed 2022-05-16
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File
No. 001-39501

Prime Impact Acquisition I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554335
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

123 E San Carlos Street, Suite 12 San Jose, California	95112
(Address of principal executive offices)	(Zip Code)
(650)
825-6965
(Registrant’s telephone number, including area code)
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
of the Exchange Act).    Yes  ☒    No  ☐
As of May 11, 2022, there were 3,336,682 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share,
29,071,732
 Class A ordinary shares,
8,102,103
 Class B ordinary shares, par value $0.0001 per share, and

15,411,670
 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I
Quarterly Report on
Form 10-Q

PART I - FINANCIAL INFORMATION
Item 1. Condensed Financial Statements.
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$626,428	$665,940
Prepaid expenses	73,750	110,626

Total current assets	700,178	776,566
Investments held in Trust Account	324,242,004	324,211,180

Total Assets	$324,942,182	$324,987,746

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$488,099	$327,477
Accrued expenses	215,936	159,535

Total current liabilities	704,035	487,012
Derivative warrant liabilities	3,965,742	8,922,920
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	16,012,722	20,752,877

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,408,414 shares issued and outstanding at $10.00 per share at redemption as of March 31, 2022 and December 31, 2021	324,142,004	324,084,140

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of March 31, 2022 and December 31, 2021	810	810
Additional paid-in capital	—	—
Accumulated deficit	(15,213,354)	(19,850,081)

Total Shareholders’ Deficit	(15,212,544)	(19,849,271)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$324,942,182	$324,987,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$263,428	$491,586
Administrative expenses - related party	30,000	30,000

Loss from operations	(293,428)	(521,586)

Other income (expense)
Change in fair value of derivative warrant liabilities	4,957,178	12,018,044
Interest income	17	46
Income from investments held in Trust Account	30,824	17,733

Net income	$4,694,591	$11,514,237
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	(57,864)	—

Net income available to ordinary shareholders	$4,636,727	$11,514,237

Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	32,408,414

Basic and diluted net income per Class A ordinary share	$0.11	$0.28

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103

Basic and diluted net income per Class B ordinary share	$0.11	$0.28

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	4,694,591	4,694,591
Deemed dividend - increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(57,864)	(57,864)

Balance - March 31, 2022	—	$—	8,102,103	$810	$—	$(15,213,354)	$(15,212,544)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,082)	$(35,617,272)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021	—	$—	8,102,103	$810	$—	$(24,103,845)	$(24,103,035)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$4,694,591	$11,514,237
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(4,957,178)	(12,018,044)
Income from investments held in Trust Account	(30,824)	(17,733)
Changes in operating assets and liabilities:
Prepaid expenses	36,876	73,098
Accounts payable	160,622	369,533
Accrued expenses	56,401	30,000

Net cash used in operating activities	(39,512)	(48,909)

Net change in cash	(39,512)	(48,909)

Cash - beginning of the period	665,940	1,600,255

Cash - end of the period	$626,428	$1,551,346

Supplemental disclosure of noncash investing and financing activities:
Remeasurement on Class A ordinary shares subject to possible redemption	$(57,864)	$—
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
As of March 31, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2021, as filed with the SEC on March 21, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on
Form 10-K
for the year ended December 31, 2021, as filed with the SEC on March 21, 2022.

Liquidity and Going Concern
As of March 31, 2022, the Company had approximately $0.6
 million in its operating bank account and working capital deficit of approximately $
4,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
“Presentation of Financial Statements - Going Concern,” management has determined that the liquidity concerns, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by September 14, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2022.
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
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates
The preparation of these condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage limit of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.
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
The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic 5A—“Expenses of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income, adjusted for the effects of a deemed dividend to Class A shareholders, by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of
16,523,926
 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2022 and 2021. The initial accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Subsequent periods accretion of Class A ordinary shares subject to possible redemption is recognized as a deemed dividend to shareholders in the calculation of the net income per ordinary share.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$3,709,382	$927,345	$9,211,390	$2,302,847

Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,408,414	8,102,103	32,408,414	8,102,103

Basic and diluted net income per common share	$0.11	$0.11	$0.28	$0.28

Recent Accounting Pronouncements
Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.
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
Related Party Loans
In order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $30,000 in expenses in connection with such services during the three months ended March 31, 2022 and 2021, respectively, as reflected in the administrative expenses—related party on the accompanying unaudited condensed statements of operations. As of March 31, 2022 and December 31, 2021, the Company had $
185,000 and $155,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.
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
Note
7-Derivative
Warrant Liabilities
As of March 31, 2022 and December 31, 2021, the Company had an aggregate of 16,523,926 warrants outstanding, comprised of 10,802,804 Public Warrants and 5,721,122 Private Warrants.
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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

	March 31, 2022	December 31, 2021
Gross proceeds	$324,084,140	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,694,026	30,636,162

Class A ordinary shares subject to possible redemption	$324,142,004	$324,084,140

Note
9-Shareholders’
Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 32,408,414 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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

Note
10-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 by level within the fair value hierarchy:

	As of March 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$324,242,004	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$2,592,673	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$1,373,069

	As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$324,211,180	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$5,833,514	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$3,089,406
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the three-month periods ending March 31, 2022 and 2021.
Level 1 assets include investments in U.S. Treasury securities or money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value.
The fair value of the Public Warrants is measured based on the listed market price of such warrants, a Level 1 measurement. The estimated fair value of the Private Placement Warrant is based on a Monte Carlo simulation, which includes use of some Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$9.89	$9.84
Volatility	3.6%	9.3%
Term	5.46	5.58
Risk-free rate	2.39%	1.30%
Dividend yield	0.0%	0.0%

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2022 and March 31, 2021 is summarized as follows:

	2022	2021
Level 3 derivative warrant liabilities at January 1,	$3,089,406	$9,096,584
Change in fair value of derivative warrant liabilities	(1,716,337)	(4,348,053)

Level 3 derivative warrant liabilities at March 31,	$1,373,069	$4,748,531

Note 10 — Subsequent Events
On April 28, 2022, Cathleen Benko resigned from the Company’s board of directors. Keyur Patel was appointed to the audit committee to fill the vacancy created by Ms. Benko’s resignation.
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Liquidity and Going Concern
As of March 31, 2022, we had approximately $0.6 million in our operating bank account and working capital deficit of approximately $4,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of March 31, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the condensed financial statements. The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception through March 31, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating
income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended March 31, 2022, we had a net income of approximately $4.7 million, which consisted of a non-operating
gain of approximately $5.0 million from the change in fair value of derivative warrant liabilities and approximately $31,000 in interest income from investments held in the Trust Account, partially offset by approximately $263,000 in general and administrative expenses and $30,000 in administrative expenses – related party.
For the three months ended March 31, 2021, we had net income of approximately $11.5 million, which consisted of a non-operating
gain of approximately $12.0 million from the change in fair value of derivative warrant liabilities and approximately $18,000 in interest income from investments held in Trust account, partially offset by approximately $492,000 in general and administrative expenses and $30,000 in administrative expenses – related party.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the three months ended March 31, 2022.
Recent Accounting Pronouncements
See Note 2 to the unaudited condensed financial statements included in Part I, Item 1 of this Quarterly Report for a discussion of recent accounting pronouncements.
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
We are a smaller reporting company as defined by
Rule 12b-2 of
the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information otherwise required under this item.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our internal controls around the interpretation and accounting for certain equity and equity-linked instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021. Additionally, this material weakness could result in a misstatement of the carrying value of equity, equity-linked instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Quarterly Report on Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors.
Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K.
There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities
None.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Mine Safety Disclosures
Not applicable.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

Dated: May 16, 2022	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)