Form 10-Q
period 2022-06-30
Prime Impact Acquisition I
filed 2022-08-12
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2022, there were 3,055,170 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share
, 29,353,244 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 15,505,506 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I
Quarterly Report on Form
10-Q

PART I - FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$472,528	$665,940
Prepaid expenses	36,875	110,626

Total current assets	509,403	776,566
Investments held in Trust Account	324,671,738	324,211,180

Total Assets	$325,181,141	$324,987,746

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$412,862	$327,477
Accrued expenses	212,001	159,535

Total current liabilities	624,863	487,012
Derivative warrant liabilities	991,435	8,922,920
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	12,959,243	20,752,877
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 32,408,414 shares issued and outstanding at $10.02 and $10.00 per share redemption value as of June 30, 2022 and December 31, 2021, respectively	324,571,738	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of June 30, 2022 and December 31, 2021	810	810
Additional paid-in capital	—	—
Accumulated deficit	(12,350,650)	(19,850,081)

Total Shareholders’ Deficit	(12,349,840)	(19,849,271)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$325,181,141	$324,987,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$81,618	$172,449	$345,046	$664,035
Administrative expenses - related party	30,000	30,000	60,000	60,000
Loss from operations	(111,618)	(202,449)	(405,046)	(724,035)
Other income (expense)
Change in fair value of derivative warrant liabilities	2,974,307	(2,917,095)	7,931,485	9,100,948
Interest income	16	30	33	77
Income from investments held in Trust Account	429,733	11,765	460,557	29,498

Net income (loss)	$3,292,438	$(3,107,749)	$7,987,029	$8,406,488
Weighted average Class A ordinary shares outstanding, basic and diluted	32,408,414	32,408,414	32,408,414	32,408,414

Basic and diluted net income (loss) per Class A ordinary share	$0.08	$(0.08)	$0.20	$0.21

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103	8,102,103	8,102,103

Basic and diluted net income (loss) per Class B ordinary share	$0.08	$(0.08)	$0.20	$0.21

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	4,694,591	4,694,591
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(57,864)	(57,864)

Balance - March 31, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(15,213,354)	$(15,212,544)
Net income	—	—	—	—	—	3,292,438	3,292,438
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(429,734)	(429,734)

Balance - June 30, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(12,350,650)	$(12,349,840)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,082)	$(35,617,272)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(24,103,845)	$(24,103,035)
Net loss	—	—	—	—	—	(3,107,749)	(3,107,749)

Balance - June 30, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(27,211,594)	$(27,210,784)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$7,987,029	$8,406,488
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,931,485)	(9,100,948)
Net income from investments held in Trust Account	(460,558)	(29,498)
Changes in operating assets and liabilities:
Prepaid expenses	73,751	139,974
Accounts payable	85,385	112,465
Accrued expenses	52,466	(3,487)

Net cash used in operating activities	(193,412)	(475,006)

Cash Flows from Financing Activities:
Repayment of advances from related party	—	(418,317)

Net cash used in financing activities	—	(418,317)

Net change in cash	(193,412)	(893,323)
Cash - beginning of the period	665,940	1,600,255

Cash - end of the period	$472,528	$706,932

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
As of June 30, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern
As of June 30, 2022, the Company had approximately $0.5 million in its operating bank account and working capital deficit of approximately $115,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (as defined in Note 5). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
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
“Presentation of Financial Statements—Going Concern,” management has determined that the liquidity concerns, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by September 14, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2022.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of
$250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
5A-“Expenses
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, an aggregate of 32,408,414 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss), adjusted for the effects of a deemed dividend to Class A shareholders, by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2022 and 2021. The initial accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Subsequent periods accretion of Class A ordinary shares subject to possible redemption is recognized as a deemed dividend to shareholders in the calculation of the net income per ordinary share.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended June 30,						For the Six Months Ended June 30,
	2022		2021				2022		2021

	Class A	Class B	Class A		Class B		Class A	Class B	Class A	Class B

Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) available to ordinary shareholders	$2,633,950	$658,488	$(2,486,199)		$(621,550)		$6,389,623	$1,597,406	$6,725,190	$1,681,298
Denominator:
Basic and diluted weighted average ordinary shares outstanding	32,408,414	8,102,103	32,408,414		8,102,103		32,408,414	8,102,103	32,408,414	8,102,103

Basic and diluted net income (loss) per ordinary share	$0.08	$0.08		$(0.08)		$(0.08)	$0.20	$0.20	$0.21	$0.21

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $30,000 in expenses in connection with such services during the three months ended June 30, 2022 and 2021, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. The Company incurred $60,000 and $30,000 in expenses in connection with such services during the six months ended June 30, 2022 and 2021, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2022 and December 31, 2021, the Company had $215,000 and $155,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
7-Derivative
Warrant Liabilities
As of June 30, 2022 and December 31, 2021, the Company had an aggregate of 16,523,926 warrants outstanding, comprised of 10,802,804 Public Warrants and 5,721,122 Private Warrants.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption, December 31, 2021	324,084,140
Increase in redemption value of Class A ordinary shares subject to redemption	57,864

Class A ordinary shares subject to possible redemption, March 31, 2022	324,142,004
Increase in redemption value of Class A ordinary shares subject to redemption	429,733

Class A ordinary shares subject to possible redemption, June 30, 2022	$324,571,738

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Shareholders’
Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 32,408,414 Class A ordinary shares issued and outstanding, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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
Note
10-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	As of June 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account - U.S. Treasury Securities	$324,671,738	$—	$—
Liabilities:
Derivative warrant liabilities-Public warrants	$648,168	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$343,267

	As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)

Assets:
Investments held in Trust Account - U.S. Treasury Securities	$324,211,180	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrants	$5,833,514	$—	$—
Derivative warrant liabilities - Private placement warrants	$—	$—	$3,089,406

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the six-month
periods ending June 30, 2022 and 2021.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021

Exercise price	$11.50	$11.50
Stock price	$10.00	$9.84
Volatility	6.3%	9.3%
Term	5.46	5.58
Risk-free rate	2.97%	1.30%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2022 and 2021 is summarized as follows:

	2022	2021

Level 3 derivative warrant liabilities at January 1,	$3,089,406	$9,096,584
Change in fair value of derivative warrant liabilities	(1,716,337)	(4,348,053)

Level 3 derivative warrant liabilities at March 31,	$1,373,069	$4,748,531
Change in fair value of derivative warrant liabilities	(1,029,802)	972,591

Level 3 derivative warrant liabilities at June 30, 2022	$343,267	$5,721,122

Note 10—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Liquidity and Going Concern
As of June 30, 2022, we had approximately $0.5 million in our operating bank account and working capital deficit of approximately $115,000.
Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide us Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loans.
In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
205-40,
“Presentation of Financial Statements-Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination within 24 months of the closing of the Initial Public Offering, or September 14, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2022. Our management plans to continue its efforts to complete a Business Combination by September 14, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2022; however, there can be no assurances that this estimate is accurate.
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

Results of Operations
Our entire activity since inception through June 30, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating
income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.
For the three months ended June 30, 2022, we had a net income of approximately $3.3 million, which consisted of a non-operating
gain of approximately $3.0 million from the changes in fair value of derivative warrant liabilities and approximately $430,000 in interest income from investments held in the Trust Account, partially offset by approximately $82,000 in general and administrative expenses and $30,000 in administrative expenses—related party.
For the three months ended June 30, 2021, we had a net loss of approximately $3.1 million, which consisted of approximately $172,000 in general and administrative expenses, approximately $30,000 in administrative expenses—related party, and a loss of approximately $2.9 million from the change in fair value of derivative warrant liabilities, which was partially offset by approximately $12,000 income from investments held in the Trust Account.
For the six months ended June 30, 2022, we had a net income of approximately $8.0 million, which consisted of a non-operating
gain of approximately $7.9 million from the changes in fair value of derivative warrant liabilities and approximately $461,000 in interest income from investments held in the Trust Account, partially offset by approximately $345,000 in general and administrative expenses and $60,000 in administrative expenses—related party.
For the six months ended June 30, 2021, we had net income of approximately $8.4 million, which consisted of a non-operating
gain of approximately $9.1 million for the change in fair value of derivative warrant liabilities and approximately $29,000 of income from investments held in the Trust Account, which was partially offset by approximately $664,000 in general and administrative expenses and approximately $60,000 in administrative expenses—related party.
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
Critical Accounting Policies
The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form
10-K
filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the six months ended June 30, 2022.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form
10-Q
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended June 30, 2022.
Remediation of a Material Weakness in Internal Control over Financial Reporting
We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in fiscal year 2021 and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of the date of June 30, 2022.
PART II—OTHER INFORMATION

Item 1.	Legal Proceedings
None

Item 1A.	Risk Factors.
Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form
10-K.
Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such filing. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks could arise that may also affect our business or ability to consummate an initial business combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.
The current economic downturn may lead to increased difficulty in completing our initial business combination.
Our ability to consummate our initial business combination may depend, in part, on worldwide economic conditions. In recent months, we have observed increased economic uncertainty in the United States and abroad. Impacts of such economic weakness include:

•	falling overall demand for goods and services, leading to reduced profitability;

•	reduced credit availability;

•	higher borrowing costs;

•	reduced liquidity;

•	volatility in credit, equity and foreign exchange markets; and

•	bankruptcies.
These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public stockholders exercising redemption rights in connection therewith.
Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.
With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.
Changes to laws or regulations or in how such laws or regulations are interpreted or applied, or a failure to comply with any laws, regulations, interpretations or applications, may adversely affect our business, including our ability to negotiate and complete our initial business combination.
We are subject to the laws and regulations, and interpretations and applications of such laws and regulations, of national, regional, state and local governments and non-U.S. jurisdictions. In particular, we are required to comply with certain SEC and potentially other legal and regulatory requirements, and our consummation of an initial business combination may be contingent upon our ability to comply with certain laws, regulations, interpretations and applications and any post-business combination company may be subject to additional laws, regulations, interpretations and applications. Compliance with, and monitoring of, the foregoing may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time, and those changes could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination. A failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination.
On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential Business Combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination.

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

Dated: August 11, 2022	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)