Form 10-K/A
period 2021-12-31
Prime Impact Acquisition I
filed 2022-10-21
CIK 1819175

Table of Contents

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
any amendment to
this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer,
a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in
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
ordinary shares held by
non-affiliates was
$315,934,066.
As of March 21, 2022, there were 3,688,813 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share, 28,714,681 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 15,293,475 warrants, were issued and outstanding, respectively.

Auditor Firm ID: 100	Auditor Name: WithumSmith+Brown, PC	Auditor Location: New York, New York

Table of Contents
EXPLANATORY NOTE
Prime Impact Acquisition I (the “Company”) is filing this Amendment No. 1 on Form
10-K/A
(the “Amendment”) to its Annual Report on Form
10-K
for the fiscal year ended December 31, 2021, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 21, 2022 (the “Annual Report”), solely for the purposes of (i) including Management’s Report on Internal Controls Over Financial Reporting in Item 9A of the Annual Report, which was inadvertently omitted, and (ii) filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Annual Report. Except as presented in this Amendment and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Annual Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Annual Report and the Company’s other filings with the SEC.
Defined terms used herein but not otherwise defined shall have the meaning set forth in the Annual Report, unless otherwise specified.

PART II

Item 9A. Controls and Procedures

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2021. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were not effective as of December 31, 2021, because of material weaknesses in our internal control over financial reporting. Specifically, our management has concluded that our control around the interpretation and accounting for complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of September 14, 2020, its annual financial statements for the period ended December 31, 2020 and its interim financial statements for the quarters ended September 30, 2020, March 31, 2021 and June 30, 2021.

This Report does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Annual Report:
(1)	No financial statements or schedules are filed with this Amendment.
(2)	Exhibits.

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

October 21, 2022

Prime Impact Acquisition I

/s/ Michael Cordano
Name: Michael Cordano
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

/s/ Mark Long
Name:	Mark Long
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Michael Cordano Michael Cordano	Co-Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	October 21, 2022

/s/ Mark Long Mark Long	Co-Chief Executive Officer and Chief Financial Officer, Director (Principal Financial and Accounting Officer)	October 21, 2022

/s/ Keyur Patel Keyur Patel	Chairman of the Board	October 21 2022

/s/ Roger Crockett Roger Crockett	Director	October 21, 2022

/s/ Dixon Doll Dixon Doll	Director	October 21, 2022

/s/ Joanna Strober Joanna Strober	Director	October 21, 2022