Form 10-Q/A
period 2022-03-31
Prime Impact Acquisition I
filed 2022-10-21
CIK 1819175

Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

Table of Contents
EXPLANATORY NOTE
Prime Impact Acquisition I (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(the “Amendment”) to its Quarterly Report on Form
10-Q
for the quarter ended March 31, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 16, 2022 (the “Quarterly Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
In accordance with interpretation 246.13 in the Regulation
S-K
section of the SEC’s “Compliance & Disclosure Interpretations,” this Amendment contains only the cover page, explanatory note, signature page and the revised certifications (containing only paragraphs 1, 2, 4 and 5 of the text otherwise prescribed by Item 601(b)(31)(i) of Regulation
S-K).
Because no financial statements are included with this Amendment, paragraph 3 of each of the certifications has been omitted.
Except as described above, no attempt has been made in this Amendment to modify or update the other disclosures or exhibits presented in the Quarterly Report. Except as presented in this Amendment and except for Exhibits 31.1 and 31.2 filed herewith, this Amendment does not reflect events occurring after the filing of the Quarterly Report or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the Company’s other filings with the SEC.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Quarterly Report:

(1)	No financial statements or schedules are filed with this Amendment.

(2)	Exhibits.

We hereby file as part of this Quarterly Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Quarterly Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

October 21, 2022

PRIME IMPACT ACQUISITION I

By:	/s/ Michael Cordano
Name:	Michael Cordano
Title:	Co-Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Mark Long
Name:	Mark Long
Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)