Form 10-Q/A
period 2022-06-30
Prime Impact Acquisition I
filed 2022-10-21
CIK 1819175

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 11, 2022, there were 3,055,170 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share, 29,353,244 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 15,505,506 warrants, were issued and outstanding, respectively.

Table of Contents
EXPLANATORY NOTE
Prime Impact Acquisition I (the “Company”) is filing this Amendment No. 1 on Form
10-Q/A
(the “Amendment”) to its Quarterly Report on Form
10-Q
for the quarter ended June 30, 2022, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on August 12, 2022 (the “Quarterly Report”), solely for the purpose of filing revised certifications by the Company’s principal executive officer and principal financial officer, as Exhibits 31.1 and 31.2 herewith, to correct an inadvertent omission of certain language regarding internal control over financial reporting required to be included in such certifications by Item 601(b)(31)(i) of Regulation
S-K.
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