Form 10-Q
period 2022-09-30
Prime Impact Acquisition I
filed 2022-11-14
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
of the Exchange Act).    Yes  ☒    No  ☐
As of November
09
, 2022, there were
46,228
units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share, 6,747,940 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 16,508,480 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$248,118	$665,940
Prepaid expenses	28,741	110,626

Total current assets	276,859	776,566
Cash and Investments held in Trust Account	69,405,841	324,211,180

Total Assets	$69,682,700	$324,987,746

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$346,131	$327,477
Accrued expenses	874,215	159,535
Convertible promissory note	1,087,067	—

Total current liabilities	2,307,413	487,012
Derivative warrant liabilities	991,435	8,922,920
Deferred underwriting commissions	11,342,945	11,342,945

Total Liabilities	14,641,793	20,752,877
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,794,168 and 32,408,414 shares issued and outstanding at approximately $10.20 and $10.00 per share redemption value as of September 30, 2022 and December 31, 2021, respectively	69,305,841	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of September 30, 2022 and December 31, 2021	810	810
Additional paid-in capital	—	—
Accumulated deficit	(14,265,744)	(19,850,081)

Total Shareholders’ Deficit	(14,264,934)	(19,849,271)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$69,682,700	$324,987,746

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

	2022	2021	2022	2021

General and administrative expenses	$798,038	$102,337	$1,143,084	$766,372
Administrative expenses - related party	30,000	30,000	90,000	90,000

Loss from operations	(828,038)	(132,337)	(1,233,084)	(856,372)
Other income (expense)
Change in fair value of derivative warrant liabilities	—	4,957,178	7,931,485	14,058,126
Interest income	10	19	43	96
Income from investments held in Trust Account	1,137,152	4,172	1,597,709	33,670

Net income	$309,124	$4,829,032	$8,296,153	$13,235,520
Weighted average Class A ordinary shares outstanding, basic and diluted	28,232,178	32,408,414	31,001,038	32,408,414

Basic and diluted net income per Class A ordinary share	$0.01	$0.12	$0.21	$0.33

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103	8,102,103	8,102,103

Basic and diluted net income per Class B ordinary share	$0.01	$0.12	$0.21	$0.33

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	4,694,591	4,694,591
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(57,864)	(57,864)

Balance - March 31, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(15,213,354)	$(15,212,544)
Net income	—	—	—	—	—	3,292,438	3,292,438
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(429,734)	(429,734)

Balance - June 30, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(12,350,650)	$(12,349,840)
Net income	—	—	—	—	—	309,124	309,124
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(2,224,218)	(2,224,218)

Balance - September 30, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(14,265,744)	$(14,264,934)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,082)	$(35,617,272)
Net income	—	—	—	—	—	11,514,237	11,514,237

Balance - March 31, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(24,103,845)	$(24,103,035)
Net loss	—	—	—	—	—	(3,107,749)	(3,107,749)

Balance - June 30, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(27,211,594)	$(27,210,784)
Net income	—	—	—	—	—	4,829,032	4,829,032

Balance - September 30, 2021 (unaudited)	—	$—	8,102,103	$810	$—	$(22,382,562)	$(22,381,752)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,

	2022	2021
Cash Flows from Operating Activities:
Net income	$8,296,153	$13,235,520
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	(7,931,485)	(14,058,126)
Net income from investments held in Trust Account	(1,597,709)	(33,670)
Changes in operating assets and liabilities:
Prepaid expenses	81,885	186,847
Accounts payable	18,654	194,971
Accrued expenses	714,680	(3,529)

Net cash used in operating activities	(417,822)	(477,987)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,087,067)	—
Cash withdrawn from Trust Account for redemptions	257,490,115	—

Net cash provided by investing activities	256,403,048	—

Cash Flows from Financing Activities:
Loan proceeds received from convertible note payable to Sponsor	1,087,067	—
Repayment of advances from related party	—	(418,317)
Redemption of Class A ordinary shares	(257,490,115)	—

Net cash used in financing activities	(256,403,048)	(418,317)

Net change in cash	(417,822)	(896,304)
Cash - beginning of the period	665,940	1,600,255

Cash - end of the period	$248,118	$703,951

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
As of September 30, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which will be adopted by the Company upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares (as defined in Note 5) prior to this Initial Public Offering (the “Initial Shareholders”) have agreed to vote their Founder Shares and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders have agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company has agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 13, 2022, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured
promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured
promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account
.
 On September 13, 2022 the shareholders voted to approve the extension proposal.

In connection with the extraordinary general meeting and vote to extend the Termination Data, shareholders elected to redeem 25,614,246 Public Shares. Following such redemptions, approximately $69.4 million remains in the Trust Account and 6,794,168 Public Shares remain issued and outstanding.
If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.16 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.16 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Note
2-Basis
of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.
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
Liquidity and Going Concern
As of September 30, 2022, the Company had approximately $248,000 in its operating bank account and working capital deficit of approximately $2.0 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of approximately $98,000 pursuant to the Note (as defined in Note 5) issued to the Sponsor (Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022, the Sponsor agreed to loan the Company up to $1,500,000, a portion of which is to be used to fund the extension deposit made to the Trust Account.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic
205-40,
“Presentation of Financial Statements-Going Concern,” management has determined that the liquidity concerns, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by December 14, 2022, then the Company will cease all operations except for the purpose of liquidating. The Company has the option to extend the deadline b
y three successive
one-mont
h
increments by making
extension payments into the Trust Account through an additional extension loan from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after December 14, 2022.

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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Coverage limit of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, an aggregate of 6,794,168 and 32,408,414 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three and nine months ended September 30, 2022 and 2021. The initial accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Subsequent periods accretion of Class A ordinary shares subject to possible redemption is recognized as a deemed dividend to shareholders in the calculation of the net income per ordinary share.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$240,193	$68,931	$3,863,226	$965,806
Denominator:
Basic and diluted weighted average ordinary shares outstanding	28,232,178	8,102,103	32,408,414	8,102,103

Basic and diluted net income per common share	$0.01	$0.01	$0.12	$0.12

	For the Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$6,577,204	$1,718,949	$10,588,416	$2,647,104
Denominator:
Basic and diluted weighted average ordinary shares outstanding	31,001,038	8,102,103	32,408,414	8,102,103

Basic and diluted net income per common share	$0.21	$0.21	$0.33	$0.33

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
On September 15, 2022, the Sponsor agreed to loan the Company up to $1,500,000, a portion of which is to be used to fund the extension deposit made to the Trust Account. The promissory note is non-interest
bearing and payable upon the consummation of the Company’s initial Business Combination. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account. At the Sponsor’s option, the outstanding principal of the promissory note may be converted into warrants at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants. As of September 30, 2022, an aggregate of $1,087,067 had been borrowed under the promissory note.
The option to convert the outstanding principal balance of the promissory note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s condensed statements of operations each reporting period until the promissory note is repaid or converted. As of September 30, 2022, the fair value of the conversion feature in the promissory note was de minimis.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $30,000 in expenses in connection with such services during the three months ended September 30, 2022 and 2021, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. The Company incurred $90,000 and $90,000 in expenses in connection with such services during the nine months ended September 30, 2022 and 2021, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of September 30, 2022 and December 31, 2021, the Company had $245,000 and $155,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.
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
Note
7-Derivative
Warrant Liabilities
As of September 30, 2022 and December 31, 2021, the Company had an aggregate of 16,523,926 warrants outstanding, comprised of 10,802,804 Public Warrants and 5,721,122 Private Warrants.
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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 6,794,168 and 32,408,414 Class A ordinary shares outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption, December 31, 2021	324,084,140
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension	1,087,067
Increase in redemption value of Class A ordinary shares subject to redemption	1,624,749
Less:
Redemption of Class A ordinary shares subject to redemption	(257,490,115)

Class A ordinary shares subject to possible redemption, September 30, 2022	$69,305,841

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
9-Shareholders’
Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 6,794,168 and 32,408,414 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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
Note
10-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 by level within the fair value hierarchy:

	As of September 30, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$648,168	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$343,267

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$324,211,180	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$5,833,514	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$3,089,406
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the nine-month periods ending September 30, 2022 and 2021.
As of December 31, 2021, Level 1 assets include investments in U.S. Treasury securities or money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value
.

As of September 30, 2022 the Trust Account is held in a non-interest bearing deposit.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.06	$9.84
Volatility	5.4%	9.3%
Term	5.46	5.58
Risk-free rate	3.96%	1.30%
Dividend yield	0.0%	0.0%
Implied probability of success	6.1%	N/A
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and nine months ended September 30, 2022 and 2021 is summarized as follows:

	2022	2021
Level 3 derivative warrant liabilities at January 1,	$3,089,406	$9,096,584
Change in fair value of derivative warrant liabilities	(1,716,337)	(4,348,053)

Level 3 derivative warrant liabilities at March 31,	1,373,069	4,748,531
Change in fair value of derivative warrant liabilities	(1,029,802)	972,591

Level 3 derivative warrant liabilities at June 30,	343,267	5,721,122
Change in fair value of derivative warrant liabilities	—	(1,716,337)

Level 3 derivative warrant liabilities at September 30,	$343,267	$4,004,785

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note
11-Subsequent
Events
On October 21, 2022 t
he Sponsor e
xercised its repurchase right to repurchase 20,000 shares of Class B ordinary shares from Cathy Benko following her resignation from the Company’s Board of Directors.
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

On September 13, 2022, we held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the we must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022 the shareholders voted to approve the extension proposal. In connection with the extraordinary general meeting and vote to extend the Termination Data, shareholders elected to redeem 25,614,246 Public Shares. Following such redemptions, approximately $69.4 million remains in the Trust Account and 6,794,168 Public Shares remain issued and outstanding.

If we are unable to complete a Business Combination by the Termination Date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Liquidity and Going Concern

As of September 30, 2022, we had approximately $248,000 in our operating bank account and working capital deficit of approximately $2.0 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022, our Sponsor agreed to loan us up to $1,500,000, a portion of which is to be used to fund the extension deposit made to the Trust Account.

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by December 14, 2022, then we will cease all operations except for the purpose of liquidating. We have the option to extend the deadline by three successive one-month increments by making extension payments into the Trust Account through an additional extension loan from our Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after December 14, 2022. Our management plans to continue its efforts to complete a Business Combination by December 14, 2022. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until December 14, 2022; however, there can be no assurances that this estimate is accurate.

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

Results of Operations

Our entire activity since inception through September 30, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended September 30, 2022, we had net income of approximately $309,000, which consisted of approximately $1.1 million in interest income from investments held in the Trust Account, partially offset by approximately $798,000 in general and administrative expenses and $30,000 in administrative expenses-related party.

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

For the nine months ended September 30, 2022, we had net income of approximately $8.3 million, which consisted of a non-operating gain of approximately $7.9 million from the changes in fair value of derivative warrant liabilities and approximately $1.6 million in interest income from investments held in the Trust Account, partially offset by approximately $1.1 million in general and administrative expenses and $90,000 in administrative expenses-related party.

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

Critical Accounting Policies

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. A summary of our significant accounting policies is included in Note 2 to our condensed financial statements in Part I, Item 1 of this Quarterly Report. Certain of our accounting policies are considered critical, as these policies are the most important to the depiction of our condensed financial statements and require significant, difficult or complex judgments, often employing the use of estimates about the effects of matters that are inherently uncertain. Such policies are summarized in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section in our 2021 Annual Report on Form 10-K filed with the SEC on March 21, 2022. There have been no significant changes in the application of our critical accounting policies during the nine months ended September 30, 2022.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II-OTHER INFORMATION

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

How are the funds in the Trust Account currently being held?

The funds in the Trust Account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), we may, and likely will, on or prior to the 24-month anniversary of the effective date of the registration statement filed in connection with our IPO (the “IPO Registration Statement”), should our Company continue to exist to such date, instruct Continental, the trustee with respect to the Trust Account, to liquidate the U.S. government treasury obligations or money market funds held in the Trust Account and thereafter to hold all funds in the Trust Account in cash until the earlier of consummation of our initial business combination or liquidation. As a result, following such liquidation, we will likely receive minimal interest, if any, on the funds held in the Trust Account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

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

Dated: November 14, 2022	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)