Form 10-K
period 2022-12-31
Prime Impact Acquisition I
filed 2023-03-31
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal period ended December 31, 2022

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

Commission File Number:
001-39501

Prime Impact Acquisition I
(Exact name of registrant as specified in its charter)

Cayman Islands	98-1554335
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

123 E San Carlos Street, Suite 12
San Jose, California	95112
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (650)
825-6965
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Symbol(s)	Trading	Name of each exchange on which registered
Units, each consisting of one Class A	PIAI.U	The New York Stock Exchange

ordinary share and one-third of a
Warrant to acquire one Class A ordinary share	PIAI	The New York Stock Exchange
Class A ordinary shares, par value
$0.0001 per share

Warrants, each whole warrant	PIAI.W	The New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
Based on the closing price of $10.44 per share on March 27, 2023, the aggregate market value of our voting and non-voting
ordinary shares held by
non-affiliates
was $
48,440,211.50.
As of March 27, 2023, there were 30,302 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share,
4,609,565
Class A ordinary shares,
8,102,103
 Class B ordinary shares, par value $0.0001 per share, and
16,513,786
warrants, were issued and outstanding, respectively.

EXHIBIT INDEX
SIGNATURES

CERTAIN TERMS

Unless otherwise stated in this Annual Report on Form 10-K or the context otherwise requires, references to:

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•	“company,” “we,” “us,” “our” or “our company” are to Prime Impact Acquisition I, a Cayman Islands exempted company;

•	“founders” are to Michael Cordano, our Co-Chief Executive Officer, and Mark Long, our Co-Chief Executive Officer, Chief Financial Officer and director;

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

•

If the net proceeds of our Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the closing of our Initial Public Offering, or as such period may be extended, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

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

Proposed Business Combination

On January 29, 2023, we, Prime Impact Acquisition I, Cheche Group Holdings Inc., a Cayman Islands exempted company (“Holdings”), Cheche Merger Sub Inc., a Cayman Islands exempted company and wholly owned direct subsidiary of Holdings (“Merger Sub”), and Cheche Technology, Inc., a Cayman Islands exempted company (“Cheche”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) on the closing date of the Mergers, SPAC will merge with and into Holdings (the “Initial Merger”), with Holdings surviving the Initial Merger (Holdings, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to herein as the “Surviving Corporation”) and (b) on the Closing Date, following the Initial Merger, Merger Sub will merge with and into the Company (the “Acquisition Merger”, and together with the Initial Merger, the “Mergers”), with the Company surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation (the Company, in its capacity as the surviving corporation of the Acquisition Merger, is sometimes referred to herein as the “Surviving Subsidiary Company”). The Mergers, together with the other transactions related thereto, are referred to herein as the Proposed Business Combination.

Pursuant to the Business Combination Agreement, among other things, at the effective time of the Initial Merger (the “Initial Merger Effective Time”), (i) each then issued and outstanding SPAC Class A ordinary share, par value $0.0001 per share (“SPAC Class A Ordinary Share”) and SPAC Class B ordinary share, par value $0.0001 per share (“SPAC Founder Shares”), will convert automatically, on a one-for-one basis, into one Surviving Company Class A ordinary share, par value $0.00001 per share (“Surviving Company Class A Ordinary Share”); (ii) each then issued and outstanding Holdings ordinary share, par value $0.00001 per share, will be redeemed for par value; (iii) each then issued and outstanding whole warrant exercisable for one SPAC Class A Ordinary Share (each, a “SPAC Warrant”) will be assumed by the Surviving Company and will convert automatically, on a one-for-one basis, into one whole warrant exercisable for one Surviving Company Class A Ordinary Share (each resulting warrant, an “Assumed SPAC Warrant”); and (iv) each SPAC Class A Ordinary Share and SPAC Founder Share that is issued and outstanding immediately prior to the Initial Effective Time and held by shareholders of the SPAC who have demanded properly in writing dissenters’ rights for such shares shall be cancelled and cease to exist in consideration for the right to receive payment of such SPAC Class A Ordinary Shares or SPAC Founders Share as provided in Section 3.06(a) of the Business Combination Agreement.

On the Closing Date and immediately prior to the effective time of the Acquisition Merger (the “Acquisition Merger Effective Time”), each preferred share of the Company that is issued and outstanding immediately prior to the Acquisition Merger Effective Time will convert automatically into a number of ordinary shares, par value $0.00001 per share, of the Company (“Company Ordinary Shares”) at the then-effective conversion rate in accordance with the Company’s sixth amended and restated articles of association (the “Conversion”).

At the Acquisition Merger Effective Time, (i) each then issued and outstanding Company Ordinary Share (including the outstanding Company Ordinary Shares held in the Company’s treasury and other than any Excluded Shares and Company Founder Shares (each as defined below)), will be canceled and converted into the right to receive a number of Surviving Company Class A Ordinary Shares based on the Per Share Merger Consideration; (ii) each then issued and outstanding Company Ordinary Share held by the Company’s Chief Executive Officer and an affiliated entity (the “Company Founder Shares”) as of immediately prior to the Acquisition Merger Effective Time will be canceled and converted into the right to receive a number of Surviving Company Class B Ordinary Shares based on the Per Share Merger Consideration; (iii) each Company Ordinary Share owned by Holdings and Merger Sub immediately prior to the Acquisition Merger Effective Time (each an “Excluded Share”) will be canceled without any conversion thereof and no payment or distribution will be made with respect thereto; (iv) if the Company Warrant (as defined in the Business Combination Agreement) is outstanding and unexercised as of immediately prior to the Acquisition Merger Effective Time, the Company Warrant will be automatically assumed and converted into a warrant to purchase Surviving Company Class A Ordinary Shares subject to the same terms and conditions (including exercisability terms) as were applicable to such Company Warrant immediately prior to the Acquisition Merger Effective Time, taking into account any changes thereto by reason of the Transactions; (v) each Company Option (as defined in the Business Combination Agreement) that is outstanding and unexercised as of immediately prior to the Acquisition Merger Effective Time, whether or not vested, will be assumed and converted into an option to purchase such number of Surviving Company Class A Ordinary Shares and for a per share exercise price, in each case, based on the applicable Per Share Merger Consideration (each, an “Exchanged Option”); (vi) each Company Restricted Share (as defined in the Business Combination Agreement) that is outstanding immediately prior to the Acquisition Merger Effective Time will be assumed and converted into such number of Surviving Company Class A Ordinary Shares (“Exchanged Restricted Shares”) based on the Per Share Merger Consideration. Except as specifically provided in the Business Combination Agreement, the Exchanged Restricted Shares shall be subject to the same terms and conditions (including applicable vesting, acceleration, expiration and forfeiture provisions) that applied to the corresponding Company Restricted Shares immediately prior to the Acquisition Merger Effective Time; (vii) each Company Capital Share (as defined in the Business Combination Agreement) that is issued and outstanding immediately prior to the Initial Effective Time and held by Company shareholders who have demanded properly in writing dissenters’ rights for such shares shall be cancelled and cease to exist in consideration for the right to receive payment of such Company Capital Shares as provided in Section 3.06(b) of the Business Combination Agreement; and (viii) each ordinary share of Merger Sub that is issued and outstanding immediately prior to the Acquisition Merger Effective Time shall be converted into and become one validly issued, fully paid and non-assessable ordinary share of the Surviving Subsidiary Company. Such ordinary shares of the Surviving Subsidiary Company shall have the same rights, powers and privileges as the ordinary shares of Merger Sub so converted and shall constitute the only issued and outstanding share capital of the Surviving Subsidiary Company.

The consummation of the transactions contemplated by the Business Combination Agreement is subject to customary conditions, representations and warranties, covenants and closing conditions in the Business Combination Agreement, including, but not limited to, approval by our shareholders of the Business Combination Agreement, the effectiveness of a registration statement on Form F-4 (the “Form F-4”), which will be filed with the SEC, in connection with the Business Combination, and other customary closing conditions, including the receipt of certain regulatory approvals. The transaction is expected to close in the second or third quarter of 2023.

The Business Combination Agreement and related agreements are further described in our Current Report on Form 8-K filed with the SEC on January 30, 2023.

Other than as specifically discussed, this Annual Report on Form 10-K does not assume the closing of the Business Combination or the transactions contemplated by the Business Combination Agreement.

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

Upon the consummation of the Initial Public Offering and the private placements, a total of $300 million was deposited in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A., maintained by Continental Stock Transfer and Trust Company, acting as trustee. Transaction costs of the Initial Public Offering and the private placements amounted to approximately $18.4 million, consisting of approximately $11.3 million of underwriting discounts and commissions and approximately $98,000 was used to repay to our sponsor our borrowings under a $300,000 note and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the trust account were invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government obligations. On September 15, 2022, the Company converted all of the assets held in the trust account into cash, which was deposited in a non-interest bearing account. As of February 8, 2023, the Company deposited the assets held in the trust account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is currently 3.25% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly. Except with respect to interest earned on the funds in the trust account that may be released to us to pay income taxes, if any, the proceeds from the Initial Public Offering and the sale of the private placement warrants held in the trust account will not be released from the trust account (1) to us until the completion of its initial business combination or (2) to our public shareholders, until the earliest of: (a) the completion of our initial business combination, and then only in connection with those Class A ordinary shares that such shareholders properly elect to redeem, subject to certain limitations, (b) the redemption of any public shares properly tendered in connection with a (i) shareholder vote to amend our amended and restated memorandum and articles of association to modify the substance or timing of its obligation to provide holders of its Class A ordinary shares the right to have their shares redeemed in connection with its initial business combination within 24 months from the closing of the Initial Public Offering, or as such period may be extended, or (ii) with respect to any other provisions relating to shareholders’ rights of holders of our Class A ordinary shares or pre-initial business combination activity and (c) the redemption of all of our public shares if we have not completed our initial business combination within 24 months from the closing of the Initial Public Offering, or as such period may be extended, subject to applicable law.

Extension of Deadline to Complete an Initial Business Combination

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

On December 13, 2022, the sponsor deposited an aggregate of $373,679.24 (representing $0.055 per public share) into the Company’s trust account for its public shareholders. This deposit enabled the Company to extend the date by which the Company has to complete its initial business combination from December 14, 2022 to January 13, 2023.

On January 13, 2023, the sponsor deposited an aggregate of $373,679.24 (representing $0.055 per public share) into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from January 14, 2023 to February 13, 2023 (the “Second Extension”). The Second Extension is the second of three one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On February 13, 2023, the sponsor deposited an aggregate of $373,679.24 (representing $0.055 per public share) into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from February 14, 2023 to March 13, 2023 (the “Third Extension”). The Third Extension is the last of three one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

On March 3, 2023, the Company held an extraordinary general meeting of shareholders (the “Second General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from March 14, 2023 (the “Original Termination Date’) to April 14, 2023 (the “Extended Date”), the date (the “Termination Date”) by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganisation or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the shares sold in the Company’s initial public offering (the “Public Shares”); and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that Prime Impact Cayman, LLC (the “Sponsor”) (or its affiliates or permitted designees) (the “Lender”) will deposit into a trust account (“Trust Account”) located in the United States with Continental Stock Transfer & Trust Company acting as trustee, the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with the Second General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender, and (ii) in the event that the Company has not consummated an initial business combination by April 14, 2023, without approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by our Sponsor, and upon notice delivered by the Sponsor prior to 5:00 P.M. Pacific Time on the applicable Termination Date to extend the Termination Date up to five additional times, each by one additional month (for a total of up to five additional months to complete a business combination) (each, an “Additional Extension Date”), provided that a Lender will deposit into the Trust Account: for each such monthly extension, the lesser of (a) US$210,000 or (b) $0.035 for each Public Share that is not redeemed in connection with the Second General Meeting, $0.035 for each Public Share that is not redeemed in connection with the Second General Meeting, for an aggregate deposit of up to the lesser of: (a) US$1,050,000; or (b) US$0.175 for each Public Share that is not redeemed in connection with the Second General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Lender. If the Company completes its initial business combination, it will, repay the amounts loaned under the promissory note(s). If the Company does not complete a business combination by the deadline to consummate an initial business combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On March 3, 2023 the shareholders voted to approve the extension proposal. In connection with the Second General Meeting and vote to extend the Termination Data, shareholders elected to redeem 2,154,301 Public Shares. Following such redemptions, approximately $48.3 million remains in the Trust Account and 4,639,867 Public Shares remain issued and outstanding.

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

Financial Position

As of December 31, 2022, we had approximately $69,779,520 million held in the trust account, not taking into account approximately $11.3 million of deferred underwriting fees that were waived by our underwriters. With the funds available, we offer a partner business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the partner business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights may include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, private placement warrants and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial Public Offering, or as extended, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

If we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In such case, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after our Initial Public Offering in favor of our initial business combination. As a result, in addition to our initial shareholders’ founder shares, we would need 12,153,157, or 37.5%, of the 32,408,414 public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all issued and outstanding shares are voted). Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and our founding team entered into agreements with us, pursuant to which they agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of this Initial Public Offering, or as extended, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity.

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

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our Initial Public Offering, or as extended, to consummate an initial business combination. If we do not consummate an initial business combination within 24 months from the closing of our Initial Public Offering, or as extended, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering, or as extended. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

Our sponsor and each member of our founding team entered into an agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to any founder shares they hold if we fail to consummate an initial business combination within 24 months from the closing of our Initial Public Offering, or as extended (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within 24 months from the closing of our Initial Public Offering, or as extended).

Our sponsor, executive officers and director have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our Initial Public Offering, or as extended, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer and director, or any other person.

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

We will provide shareholders with audited financial statements of the prospective partner business as part of the proxy solicitation or tender offer materials, as applicable, sent to shareholders. These financial statements may be required to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential partner businesses we may acquire because some partners may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within 24 months from the Initial Public Offering, or as extended. We cannot assure you that any particular partner business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with the requirements outlined above, or that the potential partner business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed partner business. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

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

Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we receive approval pursuant to an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. Our sponsor owned approximately 20% of our issued and outstanding ordinary shares at the time of our extraordinary general meeting in September 2022 to extend the deadline to consummate a business combination. As a result of the September 2022 and March 2023 meetings, 2,154,301 public shares were redeemed in the aggregate and our sponsor now owns approximately 62.96% of the current issued and outstanding ordinary shares. As such, we will not require any of the public shares to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved.

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

In the event that the Proposed Business Combination were to be terminated, you would be unable to ascertain the merits or risks of any alternative target business prior to our entry into an alternative business combination agreement.

In the event that the Proposed Business Combination were to be terminated, we would expect to focus our search on an alternative target business involved in the ownership, financing and management of societal infrastructure, but we may seek to complete a business combination with a target business in any industry or sector. Unless and until we have identified and publicly announced a business combination transaction, there is no basis to evaluate the possible merits or risks of any particular target business or of the terms of any combination with any such target business, and we cannot assure you that any such transaction would be more or less favorable than the Proposed Business Combination, or would or would not result in a reduction in the value of our public shares.

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

We may not be able to consummate an initial business combination within 24 months after the Initial Public Offering, or as such period is extended, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable partner business and consummate an initial business combination within 24 months after the Initial Public Offering, or as such period may be extended. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 pandemic continues to grow both in the U.S. and globally and, while the extent of the impact of the pandemic on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the COVID-19 pandemic may negatively impact businesses we may seek to acquire. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.00 per public share” below and other risk factors herein.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or as extended, or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the closing of the Initial Public Offering, or as extended, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or as extended, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

If the net proceeds of the Initial Public Offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for the 24 months following the Initial Public Offering, or as such period may be extended, it could limit the amount available to fund our search for a partner business or businesses and complete our initial business combination, and we will depend on loans from our sponsor or founding team to fund our search and to complete our initial business combination.

Of the net proceeds of the Initial Public Offering and the sale of the private placement warrants, only approximately $1.6 million was available to us as of December 31, 2020, outside the trust account to fund our working capital requirements. We believe that, upon the closing of the Initial Public Offering, the funds available to us outside of the trust account, together with funds available from loans from our sponsor, members of our founding team or any of their affiliates will be sufficient to allow us to operate for at least the 24 months following the Initial Public Offering, or as such period may be extended; however, our estimate may not be accurate, and our sponsor, members of our founding team or any of their affiliates are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a partner business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep partner businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such partner businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a partner business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a partner business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by our founding team to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where our founding team is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not consummated an initial business combination within 24 months from the Initial Public Offering, or as such period may be extended, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.00 per public share initially held in the trust account, due to claims of such creditors. Pursuant to the letter agreement with our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (excluding our independent registered public accounting firm) for services rendered or products sold to us, or a prospective partner business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below the lesser of (i) $10.00 per public share and (ii) the actual amount per share held in the trust account as of the date of the liquidation of the trust account if less than $10.00 per public share due to reductions in the value of the trust assets, in each case net of the interest that may be withdrawn to pay our tax obligations, provided that such liability will not apply to any claims by a third party or prospective partner business who executed a waiver of any and all rights to seek access to the trust account nor will it apply to any claims under our indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

The proceeds held in the trust account were invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. On September 15, 2022, the Company converted all of the assets held in the trust account into cash, which was deposited in a non-interest bearing account. As of February 8, 2023, the Company deposited the assets held in the trust account in an interest-

bearing demand deposit account at a bank. Interest on such deposit account is currently 3.25% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we do not to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.1

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

[1]	NTD: Subject to Goodwin ongoing review.

•	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company with the SEC;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

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

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This investment is not intended for persons who are seeking a return on investments in government securities or investment securities. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or as such period may be extended or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not consummated an initial business within 24 months from the Initial Public Offering, or as such period may be extended, subject to applicable law and as further described herein. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

If we do not consummate an initial business combination within 24 months from the closing of the Initial Public Offering, or as such period may be extended, our public shareholders may be forced to wait beyond such 24 months, or as such period may be extended, before redemption from our trust account.

If we do not consummate an initial business combination within 24 months from the Initial Public Offering, or such period may be extended, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of the Initial Public Offering, or such period may be extended, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if we wind up for any other reason prior to the consummation of our initial business combination, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.

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

Although we have identified general criteria that we believe are important in evaluating prospective partner businesses, we may enter into our initial business combination with a partner that does not meet such criteria such as Cheche, and as a result, the partner business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria.

Although we have identified general criteria for evaluating prospective partner businesses, the partner business with which we have entered into a business combination agreement does not have all of these attributes. If we complete our initial business combination with Cheche, such combination may not be as successful as a combination with a business that does meet all of our general criteria. In addition, as a result of our announcement of a prospective business combination with a partner that does not meet our general criteria, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet all of the closing conditions regarding minimum net assets and satisfaction of listing standards. In addition, it may be more difficult for us to attain shareholder approval of our initial business combination if the partner business does not meet our general criteria. If we do not complete our initial business combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association will authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preference shares, par value $0.0001 per share. Currently there are 142,965,557 and 11,897,897 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount includes shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination as described herein and in our amended and restated memorandum and articles of association. As of the date of this Annual Report on Form 10-K there will be no preference shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants as described in “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemption of warrants for Class A ordinary shares when the price per Class A ordinary share equals or exceeds $10.00”. However, our amended and restated memorandum and articles of association provides, among other things, that prior to the completion of our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination or on any other proposal presented to shareholders prior to or in connection with the completion of an initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

On closing of the Proposed Business Combination, the trading price per share value of Ordinary Shares may be less than the per share value of the Trust Account.

Although the parties to the Proposed Business Combination have agreed the relative consideration to be provided to the partner business equityholders and our shareholders on the basis that ordinary shares are valued at $10.00 per share, the cash backed value per share of ordinary shares following the Proposed Business Combination is expected to be substantially less than $10.00 per share. The cash held in the trust account as of March 15, 2023 was approximately $10.41 per share. Accordingly, public shareholders who do not exercise redemption rights will receive ordinary shares that will have a value to them ascribed by their trading price as of two business days prior to the extraordinary general meeting, which may be substantially less than the amount they would have received upon exercise of redemption rights. In particular, the shares of most companies that are the result of a recently completed business combinations between a special purpose acquisition company and an operating company have traded at prices substantially below $10.00 per share. As such public shareholders who do not exercise redemptions right may hold securities that never obtain a value equal to or exceeding the per share value of the trust account.

If we do not complete the Proposed Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

If we are unable to complete the Proposed Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we fail to complete the Proposed Business Combination for any number of reasons including those beyond our control, any such event will result in us not having sufficient time to locate and acquire or merge with another business. If we do not complete the Proposed Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

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

The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a partner business and completing a business combination. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable partner business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our shareholders’ best interest. If this were the case, it would be a breach of their fiduciary duties to us as a matter of Cayman Islands law and we or our shareholders might have a claim against such individuals for infringing on our shareholders’ rights. See the section titled “Description of Securities-Certain Differences in Corporate Law-Shareholders’ Suits” for further information on the ability to bring such claims. However, we might not ultimately be successful in any claim we may make against them for such reason.

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

On July 23, 2020 our sponsor paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for 8,625,000 founder shares. On September 3, 2020, our sponsor transferred 20,000 founder shares to each of Cathleen Benko, Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. On October 21, 2022, the sponsor repurchased all 20,000 founder shares held by Cathleen Benko. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased 5,400,000 warrants, at a price of $1.50 per warrant in a private placement concurrently with the Initial Public Offering for an aggregate purchase price of $8,100,000. On October 6, 2020 our sponsor purchased 321,122 private placement warrants concurrently with the partial exercise of the underwriter’s over-allotment option. If we do not consummate an initial business within 24 months from the Initial Public Offering, or as such period may be extended, the private placement warrants (and the underlying securities) will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a partner business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 24- month anniversary of the closing of the Initial Public Offering nears, which is the deadline for our consummation of an initial business combination.

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

In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate a business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require at least a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association will require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or as such period may be extended or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities.

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

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or as such period may be extended or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity; unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, this agreement and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, or directors for any breach of this agreement. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

We have issued as part of our Initial Public Offering public warrants to purchase 10,802,804 of our Class A ordinary as part of the units sold and private placements of a total of 5,721,122, at a price of $1.50 per warrant. In addition, if the sponsor makes any working capital loans, it may convert up to $1,500,000 of such loans into up to an additional 1,000,000 private placement warrants, at the price of $1.50 per warrant. Our public warrants are also redeemable by us for Class A ordinary shares as described in “Description of Securities-Warrants-Public Shareholders’ Warrants-Redemptions of warrants for cash when the price per Class A ordinary share equals or exceeds $10.00.” To the extent we issue ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a partner business. Such warrants, when exercised, will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the partner business.

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

Our corporate affairs and the rights of shareholders will be governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States. For a more detailed discussion of the principal differences between the provisions of the Companies Act applicable to us and, for example, the laws applicable to companies incorporated in the United States and their shareholders, see the section of this Annual Report on Form 10-K captioned “Description of Securities-Certain Differences in Corporate Law.”

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

(b) Holders

On December 31, 2021, there was one holder of record of our units, was one holder of record of our Class A ordinary shares, two holders of record of our public warrants, and five holders of record of our Class B ordinary shares.

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

None.

Use of Proceeds

Not applicable.

(g) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On October 21, 2022, the sponsor repurchased Cathleen Benko’s 20,000 founder shares as a result of Ms. Benko’s resignation from our board of directors.

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

Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On September 15, 2022, the Company converted all of the assets held in the trust account into cash, which was deposited in a non-interest bearing account. As of February 8, 2023, the Company deposited the assets held in the trust account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is currently 3.25% per annum, but such deposit account carries a variable rate and the Company cannot provide assurances that such rate will not decrease or increase significantly.

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

On September 13, 2022, we held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, we must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022 the shareholders voted to approve the extension proposal. In connection with the extraordinary general meeting and vote to extend the Termination Date, shareholders elected to redeem 25,614,246 Public Shares. Following such redemptions, approximately $69.4 million remains in the Trust Account and 6,794,168 Public Shares remain issued and outstanding.

On December 13, 2022, our Sponsor deposited an aggregate of $373,679 (representing $0.055 per public share) into our Trust Account for Public Shareholders, extending the date by which we have to complete an initial Business Combination from December 14, 2022 to January 13, 2023. In January and February 2023, our Sponsor made two additional deposits of $373,679 each (representing $0.055 per public share) into our Trust Account for Public Shareholders, extending the date by which we have to complete an initial Business Combination to March 13, 2023. In March 2023, our Sponsor made an additional deposit of $162,395 (representing $0.035 per public share) into our Trust Account for Public Shareholders, extending the date even further to April 14, 2023.

We held an extraordinary general meeting of Shareholders (the “General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which we have to complete our initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow us to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, our Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by us to our Sponsor. If we complete our initial Business Combination, we will, repay the amounts loaned under the promissory note(s) to our Sponsor. If we do not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. Shareholders approved the extension proposal.

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

Proposed Business Combination

On January 29, 2023, the Company, Cheche Group Holdings Inc., a Cayman Islands exempted company (“Holdings”), Cheche Merger Sub Inc., a Cayman Islands exempted company and wholly owned direct subsidiary of Holdings (“Merger Sub”), and Cheche Technology, Inc., a Cayman Islands exempted company (“Cheche”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) on the Closing Date, the Company will merge with and into Holdings (the “Initial Merger”), with Holdings surviving the Initial Merger (Holdings, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to herein as the “Surviving Corporation”) and (b) on the Closing Date, following the Initial Merger, Merger Sub will merge with and into Cheche (the “Acquisition Merger”, and together with the Initial Merger, the “Mergers”), with Cheche surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation (Cheche, in its capacity as the surviving corporation of the Acquisition Merger, is sometimes referred to herein as the “Surviving Subsidiary Company”). The Mergers, together with the other transactions related thereto, are referred to herein as the “Transactions.”

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including:(i) by mutual written consent of the Company and Cheche;(ii) by either party if the Acquisition Merger Effective Time has not occurred prior to September 13, 2023 (the “Outside Date”) subject to specified exceptions; (iii) by either party (i) upon rejection by China Cybersecurity Review Technology and Certificate Center of the Transactions under the New Measures for Cybersecurity Review, or (ii) if the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) shall have been formally enacted and become effective, and the Transactions are rejected by the China Securities Regulatory Commission; (iv) by either party if any governmental order has become final and nonappealable and has the effect of making consummation of the Transactions, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the Transactions or the Mergers; (v) by Cheche if any of the Company’s Required Proposals shall fail to receive the requisite vote for approval at the Company’s Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting); (vi) by Cheche as a result of any breach by the Company, Holdings or Merger Sub of any representation, warranty, covenant or agreement on the part of the Company, Holdings or Merger Sub set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.03(a) or Section 8.03(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (vii)by the Company as a result of any breach by Cheche of any representation, warranty, covenant or agreement on the part of Cheche set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.02(a) or Section 8.02(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (viii) by the Company at any time before Cheche delivers to the Company the requisite approval of the shareholders of Cheche, in the event that Cheche fails to deliver Written Consent constituting the requisite approval of the shareholders of Cheche to the Company within five (5) business days of the Registration Statement becoming effective; and (ix) by the Company at any time before Cheche delivers to the Company the PCAOB financial statements that are required to be included in the initial Registration Statement, in the event Cheche fails to deliver such financial statements within 75 days of the date of the Business Combination Agreement. If the Business Combination Agreement is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Business Combination Agreement with certain limited exceptions, including liability arising out of any fraud or willful and material breach.

Concurrent with the execution and delivery of the Business Combination Agreement, the Sponsor, entered into an agreement (the “Sponsor Support Agreement”) with the Company, Cheche and Holdings pursuant to which, among other things, the Sponsor agreed to (a) effective upon the Acquisition Closing, waive the anti-dilution rights set forth in the Company’s organizational documents to have the Company’s Founder Shares convert into Surviving Company Class A Ordinary Shares in connection with the Transactions at a ratio of greater than one-for-one; (b) vote all of the Company’s outstanding Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions; (c) forfeit and surrender, for no consideration, effective as of immediately prior to the Initial Merger Effective Time, 2,557,736 of its Founder Shares and 2,860,561 Private Placement Warrants; (d) if the Aggregate Capital Raised is less than $50 million, forfeit and surrender, for no consideration, effective as of immediately prior to the Initial Merger Effective Time, an additional 1,203,315 Founder Shares; and (e) be bound by certain transfer restrictions with respect to the Surviving Company Class A Ordinary Shares issuable to the Sponsor in the Initial Merger in respect of the Founder Shares held by Sponsor immediately prior to the Initial Merger Effective Time, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.

Concurrent with the execution and delivery of the Business Combination Agreement, Cheche delivered to the Company shareholder support agreements (the “Shareholder Support Agreements”) duly executed by certain shareholders of Cheche (the “Key Shareholders”) who own shares of Cheche share capital sufficient to approve the Transactions in accordance with Cheche’s organizational documents and applicable law. Pursuant to the Shareholder Support Agreements, among other things, the Key Shareholders agreed to: (a) within forty eight (48) hours after the Registration Statement is declared effective by the SEC to execute and deliver a Written Consent approving the Business Combination Agreement and the Transactions; and (b) be bound by certain transfer restrictions with respect to the Surviving Company Class A Ordinary Shares and Surviving Company Class B Ordinary Shares issuable to such Key Shareholders in the Acquisition Merger in respect of the Company Ordinary Shares (after giving effect to the Conversion) and Cheche Founder Shares held by such Key Shareholders immediately prior to the Acquisition Merger Effective Time, on the terms and subject to the conditions set forth in the Shareholder Support Agreements.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $0.1 million in our operating bank account and a working capital deficit of approximately $3.3 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022 (and amended on December 30, 2022), our Sponsor agreed to loan us up to $5.5 million, a portion of which is to be used to fund the extension deposits made to the Trust Account. As of December 31, 2022, the aggregate amount borrowed under the loan agreement was approximately $1.5 million

In connection with our assessment of going concern considerations in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 205-40, “Presentation of Financial Statements-Going Concern,” our management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a business combination by September 14, 2023, then we will cease all operations except for the purpose of liquidating. We have the option to extend the deadline by three successive one-month increments by making extension payments into the Trust Account through an additional extension loan from our Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after September 14, 2023. Our management plans to continue its efforts to complete a Business Combination by September 14, 2023. We believe that the funds currently available to us outside of the Trust Account will be sufficient to allow us to operate until September 14, 2023; however, there can be no assurances that this estimate is accurate.

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

Results of Operations

Our entire activity since inception through December 31, 2022, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the year ended December 31, 2022, we had net income of approximately $19.4 million, which consisted of a non-operating gain of approximately $8.6 million from the changes in fair value of derivative warrant liabilities, a non-operating gain on extinguishment of deferred underwriting commissions of approximately $11.3 million and interest income from investments held in the Trust Account of approximately $1.6 million, partially offset by general and administrative expenses of approximately $2.2 million, including administrative expenses with related parties of $120,000.

For the year ended December 31, 2021, we had net income of approximately $15.8 million, which consisted of a non-operating gain of approximately $16.7 million from the change in fair value of derivative warrant liabilities and income from investments held in Trust Account of approximately $41,000, partially offset by general and administrative expenses of approximately $975,000, including administrative expenses with related parties of $120,000.

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

In October and November 2022, the underwriters of the Initial Public Offering waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from extinguishment of deferred underwriting commissions of approximately $11.3 million.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, an aggregate of 6,794,168 and 32,408,414 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

Effective with the closing of the Initial Public Offering (including exercise of the over-allotment option), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Recent Accounting Pronouncements

In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

Management’s Report on Internal Controls Over Financial Reporting

As required by SEC rules and regulations implementing of Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting at December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

None.

Item 9c. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this Annual Report on Form 10-K, our officers and directors are as follows:

Name	Age	Position
Michael Cordano	58	Co-Chief Executive Officer, Director
Mark Long	56	Co-Chief Executive Officer, Chief Financial Officer, Director
Roger Crockett	57	Director
Dixon Doll	80	Director
Keyur Patel	57	Chairman
Joanna Strober	54	Director

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

Roger Crockett, is a member of the board of directors. Mr. Crockett is the former Vice President and Global Head of Diversity & Inclusion at Western Digital having served in that role from November 2018 to August 2021. Prior to Western Digital, Mr. Crockett was a Senior Partner at a diversity and inclusion training and consulting firm, InQUEST Consulting, from January 2017 to November 2018. Mr. Crockett also founded and served as President of R.O. Crockett Leadership Advisory, which provides strategic advice to senior leaders of companies seeking to enhance their thought leadership portfolio, from April 2010 until December 2016 and co-founded Global Performance Partners Inc., a research-based company focused on diversity and inclusion for senior executives, in January 2016. Mr. Crockett also serves on the Board of Advisors to Upkey Corp, an education and career development software service for underrepresented students, and he is the former Vice Chairman of Saint Xavier University’s Board of Trustees. Mr. Crockett is a former Chicago Deputy Bureau Chief for BusinessWeek Magazine from 1997 to 2009, where he wrote award-winning articles about business and diversity. Mr. Crockett holds a BA in English Literature from UCLA and a Master’s in Journalism with an emphasis on business from Columbia University.

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

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes, with only one class of directors being appointed in each year, and with each class (except for those directors appointed prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Keyur Patel and Joanna Strober, will expire at our first general annual meeting. The term of office of the second class of directors, consisting of Roger Crockett and Dixon Doll, will expire at our second annual general meeting. The term of office of the third class of directors, consisting of Michael Cordano and Mark Long, will expire at our third annual general meeting.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

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

Audit Committee

We have established an audit committee of the board of directors. Joanna Strober, Keyur Patel, and Roger Crockett serve as members of our audit committee.

Our board of directors has determined that each of Joanna Strober, Keyur Patel, and Roger Crockett are independent. Joanna Strober serves as the Chairman of the audit committee. Each member of the audit committee meets the financial literacy requirements of the NYSE and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules and has accounting or related financial management expertise.

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

Nominating and Corporate Governance Committee

We have established a nominating and governance committee of our board of directors. The members of our nominating committee are Keyur Patel and Dixon Doll. Keyur Patel serves as Chairman of the nominating and corporate governance committee. Our board of directors has determined that each of Keyur Patel and Dixon Doll are independent.

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Roger Crockett, Keyur Patel, and Joanna Strober.

Our board of directors has determined that each of Roger Crockett, Keyur Patel, and Joanna Strober are independent. We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

INDIVIDUAL	ENTITY	ENTITY’S BUSINESS	AFFILIATION
Michael Cordano	Cordano Capital, LLC	Investment Management	Managing Member

Mark Long	McKinsey & Company LongView Global Equity, LLC	Consulting Investment Management	Senior Advisor Managing Member

Roger Crockett	Western Digital Corporation	Data Storage Devices and Solutions	Vice President, Global Head of Diversity & Inclusion

Dixon Doll	DCM Ventures Impact Venture Capital	Global Venture Capital Firm Venture Capital Firm	Co-Founder and Partner Emeritus Senior Advisor

Keyur Patel	Gaia, Inc.	Video and Wellness	Director

	Fuse Capital and Fuse+Media Pvt. Ltd.	Investment Management	Chairman and Chief Executive Officer

Joanna Strober	Kurbo Health, a subsidiary of Weight Watchers	Health and Lifestyle	Senior Vice President

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

•

Our sponsor subscribed for founder shares and purchased private placement warrants in a transaction that closed simultaneously the Initial Public Offering and a second transaction that closed simultaneously with the underwriter’s partial exercise of its over-allotment option. On September 3, 2020, our sponsor transferred 20,000 founder shares to each of Cathleen Benko, Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. On October 21, 2022, the sponsor repurchased Cathleen Benko’s 20,000 founder shares. Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the Initial Public Offering, or as such period may be extended or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Additionally, our sponsor has agreed to waive its rights to liquidating distributions from the trust account with respect to its founder shares if we fail to complete our initial business combination within the required time period. If we do not complete our initial business combination within the required time period, the private placement warrants and the underlying securities will expire worthless. Except as described herein, our sponsor and our founding team have agreed not to transfer, assign or sell any of their founder shares until the earliest of (A) one year after the completion of our initial business combination and (B) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, or (y) the date on which we complete a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of our public shareholders having the right to exchange their ordinary shares for cash, securities or other property. With certain limited exceptions, private placement warrants and the Class A ordinary shares underlying such warrants, will not be transferable until 30 days following the completion of our initial business combination. Because each of our executive officers and directors will own ordinary shares or warrants directly or indirectly, they may have a conflict of interest in determining whether a particular partner business is an appropriate business with which to effectuate our initial business combination.

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

Item 11. Executive Compensation

Executive Officer and Director Compensation

On September 3, 2020, our sponsor transferred 20,000 founder shares to each of Cathleen Benko, Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. On October 21, 2022, the sponsor repurchased Cathleen Benko’s 20,000 founder shares as a result of Ms. Benko’s resignation from our board. None of our executive officers or directors have received any cash compensation for services rendered to us. Commencing on the date that our securities are first listed on the NYSE through the earlier of consummation of our initial business combination and our liquidation, we will reimburse our sponsor for office space, secretarial and administrative services provided to us in the amount of $10,000 per month. In addition, our sponsor, executive officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential partner businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, executive officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made using funds held outside the trust account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and executive officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 15, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of our ordinary shares, by:

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

In the table below, percentage ownership is based on 4,639,867 Class A ordinary shares (which includes Class A ordinary shares that are underlying the units) and 8,102,103 Class B ordinary shares outstanding as of the completion of our Initial Public Offering. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not reflect the private placement warrants held by our sponsor as these warrants are not exercisable within 60 days of the date of this Annual Report on Form 10-K.

	Class A ordinary shares		Class B ordinary shares(2)(3)(4)
Name of Beneficial Owners	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class		Approximate Percentage of Outstanding Shares
Prime Impact Cayman, LLC (our sponsor)(1)	8,022,103	99.0%	—	—		62.96%
Glazer Capital, LLC (5)	674,300	14.5%	—	—		5.3%
Taconic Capital Advisors L.P. (6)	700,000	15.1%	—	—		5.5%
UBS O’Connor LLC (7)	466,683	10.1%	—	—		3.7%
Sculptor Capital LP (8)	1,668,050	35.9%	—	—		13.1%
Deutsche Bank AG (9)	450,000	9.7%	—	—		3.5%
Michael Cordano (10)	—	—	—	—		—
Mark Long (10)	—	—	—		*	*
Roger Crockett (1)	—	—	20,000		*	*
Dixon Doll (1)			20,000		*	*
Keyur Patel (1)			20,000		*	*
Joanna Strober (1)			20,000		*	*
All officers and directors as a group (6 individuals)	—	—	80,000		*	*

*	Less than one percent.
(1)	The business address of each of the following entities and individuals is 123 E San Carlos Street, Suite 12, San Jose, California 95112.
(2)	The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial business combination as described in the section entitled “Description of Securities.”
(3)	Does not include 5,721,122 Class A ordinary shares underlying the private placement warrants.
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

(5)

Includes Class A ordinary shares held by certain funds and managed accounts to which Glazer Capital, LLC serves as investment manager (collectively, the “Glazer Funds”). Mr. Paul J. Glazer serves as the Managing Member of Glazer Capital, LLC. Each of Glazer Capital, LLC and Mr. Glazer may be deemed to have shared beneficial ownership of the shares held by the Glazer Funds. The address of the principal business office of each of the reporting persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(6)

Includes Class A ordinary shares held for the accounts of Taconic Opportunity Master Fund L.P. (Taconic Opportunity Fund) and Taconic Master Fund 1.5 L.P. (Taconic Event Fund, and together with Taconic Opportunity Fund, the Taconic Funds). Taconic Advisors LP serves as the investment manager to each of the Taconic Funds. Taconic Advisors LP has entered into a sub-advisory agreement with Taconic Advisors UK pursuant to which Taconic Advisors UK serves as a subadvisor to Taconic Advisors LP in respect of each of the Taconic Funds. Taconic Advisors LP is the manager of Taconic Capital Services UK Ltd, the UK parent entity of Taconic Advisors UK. Accordingly, Taconic Advisors LP and Taconic Advisors UK may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. Taconic Partners serves as the general partner to Taconic Advisors LP. Taconic Associates serves as the general partner to Taconic Opportunity Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Opportunity Fund. Taconic Capital serves as the general partner to Taconic Event Fund, and accordingly may be deemed a beneficial owner of the Shares held for the account of Taconic Event Fund. Frank P. Brosens is a principal of Taconic Advisors LP and a manager of each of Taconic Partners, Taconic Associates and Taconic Capital. In such capacities, Mr. Brosens may be deemed a beneficial owner of the Shares held for the accounts of the Taconic Funds. The address of the principal business office of each of Taconic Advisors LP, Taconic Associates, Taconic Partners, Taconic Capital and Mr. Brosens is c/o Taconic Capital Advisors L.P. 280 Park Avenue, 5th Floor, New York, NY 10017. The address of the principal business office of Taconic Advisors UK is 55 Grosvenor Street, 4th Floor, London, W1K 3HY, UK.

(7)	The shares reported herein are held by UBS O’Connor LLC. The address of the principal business office of each of the reporting person is One North Wacker Drive, 32nd Floor, Chicago, Illinois 60606.
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

(9)

The shares reported herein are held by Deutsche Bank AG. The address of the principal business office of each of the reporting person is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(10)	Does not include any shares indirectly owned by this individual as a result of his ownership interest in our sponsor.

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

Our sponsor and our founding team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares purchased during or after the Initial Public Offering in connection with (i) the completion of our initial business combination and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of the Initial

Public Offering, or as such period may be extended or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares or pre-initial business combination activity. Further, our sponsor and each member of our founding team have agreed to vote their founder shares and public shares purchased during or after the Initial Public Offering in favor of our initial business combination.

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

Changes in Control

None.

Item 13. Certain Relationships and Related Transactions, and Director Independence

On July 23, 2020, our sponsor paid $25,000, or approximately $0.003 per share, to cover for certain offering costs in consideration for 8,625,000 founder shares. On September 3, 2020, our sponsor transferred 20,000 founder shares to each of Cathleen Benko. Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober. On October 27, 2020, 522,897 founder shares held by our sponsor were forfeited by our sponsor due to the failure of the underwriters’ to fully execute their over-allotment option. On October 21, 2022, the sponsor repurchased Cathleen Benko’s 20,000 founder shares. The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Director Independence

The rules of the NYSE require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company which in the opinion of the company’s board of directors, could interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our board of directors has determined that Roger Crockett, Dixon Doll, Keyur Patel and Joanna Strober are “independent directors” as defined in the NYSE listing standards and applicable SEC rules.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”), for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees by Withum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $91,455 and $87,360, respectively.

Audit-Related Fees. Audit-related fees consist of fees for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax-related fees during the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other service fees during the years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report:

(1) Financial Statements (As Restated)

(2) Exhibits

We hereby file as part of this Annual Report on Form 10-K the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of January 29, 2023, by and among SPAC, Merger Sub, the Company and Holdings.(1)

3.2	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

4.5	Description of the Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory.(2)

10.3	Private Placement Warrants Agreement, between the Company and the Sponsor.(2)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d 14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021.

Item 16. Form 10-K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and the Board of Directors of
Prime Impact Acquisition I
Opinion on the Financial Statements
We have audited the accompanying balance sheets of Prime Impact Acquisition I (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the years ended December 31, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years ended December 31, 2022 and 2021, in conformity with accounting principles generally accepted in the United States of America.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by September 14, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
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
New York, New York
March 31, 2023
PCAOB ID Number 100

PRIME IMPACT ACQUISITION I
BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Current assets:
Cash	$115,475	$665,940
Prepaid expenses	27,545	110,626

Total current assets	143,020	776,566
Cash and investments held in Trust Account	69,779,520	324,211,180

Total Assets	$69,922,540	$324,987,746

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$759,220	$327,477
Accrued expenses	1,255,760	159,535
Notes payable—related party	1,460,746	—

Total current liabilities	3,475,726	487,012
Derivative warrant liabilities	330,479	8,922,920
Deferred underwriting commissions	—	11,342,945

Total Liabilities	3,806,205	20,752,877
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,794,168 and 32,408,414 shares issued and outstanding at $10.26 and $10.00 per share redemption value as of December 31, 2022 and December 31, 2021, respectively	69,679,520	324,084,140
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of December 31, 2022 and December 31, 2021	810	810
Additional paid-in capital	—	—
Accumulated deficit	(3,563,995)	(19,850,081)

Total Shareholders’ Deficit	(3,563,185)	(19,849,271)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$69,922,540	$324,987,746

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
General and administrative expenses	$2,041,562	$854,587
Administrative expenses—related party	120,000	120,000

Loss from operations	(2,161,562)	(974,587)
Other income
Gain on forgiveness of deferred underwriting commissions	453,718	—
Change in fair value of derivative warrant liabilities	8,592,442	16,701,954
Interest income	48	115
Income from investments held in Trust Account	1,597,709	40,519

Net income	$8,482,355	$15,768,001

Weighted average Class A ordinary shares outstanding, basic and diluted	24,899,580	32,408,414

Basic and diluted net income per Class A ordinary share	$0.26	$0.39

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103

Basic and diluted net income per Class B ordinary share	$0.26	$0.39

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Ordinary Shares				Additional	Retained Earnings	Total
	Class A		Class B		Paid-in	(Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Deficit
Balance—December 31, 2020	—	$—	8,102,103	$810	$—	$(35,618,082)	$(35,617,272)
Net income	—	—	—	—	—	15,768,001	15,768,001

Balance—December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	8,482,355	8,482,355
Adjustment for accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	—	—	7,803,731	7,803,731

Balance—December 31, 2022	—	$—	8,102,103	$810	$—	$(3,563,995)	$(3,563,185)

The accompanying notes are an integral part of these financial statements.

PRIME IMPACT ACQUISITION I
STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2022	2021

Cash Flows from Operating Activities:
Net income	$8,482,355	$15,768,001
Adjustments to reconcile net income to net cash used in operating activities:
Gain on forgiveness of deferred underwriting commissions	(453,718)	—
Change in fair value of derivative warrant liabilities	(8,592,442)	(16,701,954)
I ncome from investments held in Trust Account	(1,597,709)	(40,519)
Changes in operating assets and liabilities:
Prepaid expenses	83,081	223,722
Accounts payable	431,743	209,054
Accrued expenses	1,096,225	25,698

Net cash used in operating activities	(550,465)	(515,998)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,460,746)	—
Cash withdrawn from Trust Account for redemptions	257,490,115	—

Net cash provided by investing activities	256,029,369	—

Cash Flows from Financing Activities:
Proceeds received from note payable—related party	1,460,746	—
Repayment of advances from related party	—	(418,317)
Redemption of Class A ordinary shares	(257,490,115)	—

Net cash used in financing activities	(256,029,369)	(418,317)

Net change in cash	(550,465)	(934,315)
Cash—beginning of the year	665,940	1,600,255

Cash—end of the year	$115,475	$665,940

Supplemental disclosure of noncash investing and financing activities:
Extinguishment of deferred underwriting commissions allocated to Public Shares	$10,889,227	$—
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
As of December 31, 2022, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
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
to December 14, 2022, the date (the “Termination Date”) by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$
385,000
or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022 the shareholders voted to approve the extension proposal. On September 15, 2022, the Sponsor deposited an aggregate of $1,087,067 (representing $0.160 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from September 14, 2022 to December 14, 2022. In connection with the extraordinary general meeting and vote to extend the Termination Dat
e
, shareholders elected to

redeem
25,614,246
Public Shares. Following such redemptions, approximately $
69.4
million remains in the Trust Account and
6,794,168
Public Shares remain issued and outstanding.
On December 13, 2022, the Sponsor deposited an aggregate of $373,679 (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from December 14, 2022 to January 13, 2023. In January and February 2023, the Sponsor made two additional deposits of $373,679 each (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination to March 13,
2023. In March 2023, the Sponsor made an additional deposit of $162,395 (representing $0.035 per public share) into our Trust Account for Public Shareholders, extending the date even further to April 14, 2023.
The Company held an extraordinary general meeting of Shareholders (the “General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company has to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. If the Company completes its initial Business Combination, it will, repay the amounts loaned under the promissory note(s) to the Sponsor. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. Shareholders approved the extension proposal.
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
The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account plus the $0.215 per share in total extension payments made through December 31, 2022, for a total of $
10.215
per share, not including any accumulated interest. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.215 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.215 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Note
2-Summary
of Significant Accounting Policies
Basis of Presentation
The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. The Company has no subsidiaries.
Liquidity and Going Concern
As of December 31, 2022, the Company had approximately $0.1 million in its operating bank account and a working capital deficit of approximately $3.3 million.
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
In addition, in September 2022 (and amended on December 30, 2022), the Sponsor agreed to loan the Company up to
$5.5 million,
a portion of which is to be used to fund the extension deposits made to the Trust Account. As of December 31, 2022, the aggregate amount borrowed under the loan agreement was approximately $1.5 million.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by September 14, 2023, then the Company will cease all operations except for the purpose of liquidating. The Company has the option to extend the deadline by three successive one-month
increments by making extension payments into the Trust Account through an additional extension loan from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023. Management plans to continue its efforts to complete a Business Combination by September 14, 2023. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until September 14, 2023; however, there can be no assurances that this estimate is accurate.

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
Use of Estimates
The preparation of these financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, there were no cash equivalents held outside of the Trust Account.
Concentration of Credit Risk
The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.
The Trust Account as of December 31, 2022 was held in an interest-bearing demand deposit account. As of December 31, 2021, investments held in the Trust Account were comprised of investments in money market funds that invest solely in U.S. Treasury securities.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the balance sheets, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Cash and Investments Held in Trust Account
The Company’s portfolio of investments
was
comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in September 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of December 31, 2022, the funds in the Trust Account are held solely in an interest- bearing demand deposit account.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, an aggregate of 6,794,168 and 32,408,414 Class A ordinary shares subject to possible redemption, respectively, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering (including exercise of the Over-Allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the Over-Allotment option) and the Private Placement to purchase an aggregate of
16,523,926 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

as basic net income per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Subsequent periods accretion of Class A ordinary shares subject to possible redemption is recognized as a deemed dividend to shareholders in the calculation of the net income per ordinary share.
The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Year Ended December 31,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income available to ordinary shareholders	$6,399,888	$2,082,467	$12,614,401	$3,153,600
Denominator:
Basic and diluted weighted average ordinary shares outstanding	24,899,580	8,102,103	32,408,414	8,102,103

Basic and diluted net income per common share	$0.26	$0.26	$0.39	$0.39

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
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Note
3-Initial
Public Offering
On September 14, 2020, the Company consummated the Initial Public Offering of 30,000,000 units, at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions. The underwriters were granted a
45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover
O
ver-
A
llotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the Over-Allotment option to purchase an additional 2,408,414 units and on October 6, 2020, the Company completed the sale of the Over-Allotment Units to the underwriters, generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).
Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 7).

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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
Promissory Note - Related Party
On September 15, 2022, the Sponsor agreed to loan
the Company up to $1.5 million, a portion of which is to be used to fund the extension deposit made to the Trust Account. The promissory note is non-interest
bearing and payable upon the consummation of the Company’s initial Business Combination. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account. At the Sponsor’s option, the outstanding principal of the promissory note may be converted into warrants at a price of $1.50 per warrant, which warrants will be identical to the Private Placement Warrants. The option to convert the outstanding principal balance of the promissory note into warrants qualifies as an embedded derivative under ASC 815 and is required to be recognized at fair value with subsequent changes in fair value recognized in the Company’s statements of operations each reporting period until the promissory note is repaid or converted. The fair value of the conversion feature in the promissory note was de minimis upon issuance of the promissory note and periods thereafter.
On December 30, 2022, the Company entered into an amended and restated promissory note with the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $5,500,000 to be used for working capital purposes. The amended promissory note does not bear any interest, is not convertible and will be repayable by the Company to the Sponsor upon the earlier of (i) December 31, 2023, (ii) the date on which the Company redeems 100% of its Public Shares for cash and (iii) the consummation of the Company’s initial Business Combination. As of December 31, 2022, an aggregate of approximately $1.5 million has been borrowed under the amended promissory note. If a Business Combination is not consummated, the amended promissory note will be repaid only from funds held outside of the Trust Account.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $120,000 and $120,000 in expenses in connection with such services during the years ended December 31, 2022 and 2021, respectively, as reflected in the administrative expenses-related party on the accompanying statements of operations. As of December 31, 2022 and 2021, the Company had $275,000 and $155,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying balance sheets.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.5 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment option. In addition, $0.35 per unit, or $11.3 million in the aggregate was
payable to the underwriters for deferred underwriting commissions. The deferred fee would
have

become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In October and November 2022, the underwriters of the Initial Public Offering waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from forgiveness

of deferred underwriting commissions of approximately $454,000.
Note
7-Derivative
Warrant Liabilities
As of December 31, 2022 and 2021, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.
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

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
NOTES TO FINANCIAL STATEMENTS

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 6,794,168 and 32,408,414 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the balance sheets are reconciled on the following table:

Gross proceeds	$324,084,140
Less:
Amount allocated to Public Warrants	(12,955,337)
Class A ordinary shares issuance costs	(17,680,825)
Plus:
Accretion of carrying value to redemption value	30,636,162

Class A ordinary shares subject to possible redemption, December 31, 2021	324,084,140
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension	1,460,746
Waiver of Class A shares issuance costs	10,889,227
Less:
Redemption of Class A ordinary shares subject to redemption	(257,490,115)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	(9,264,478)

Class A ordinary shares subject to possible redemption, December 31, 2022	$69,679,520

Note
9-Shareholders’
Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. At December 31, 2022 and 2021, there were no preference shares issued or outstanding.

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 6,794,168 and 32,408,414 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying balance sheets (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On December 31, 2022 and 2021, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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
Note
10-Fair
Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 by level within the fair value hierarchy:

	As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities—Public warrants	$216,056	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$114,423

	As of December 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account - U.S. Treasury Securities	$324,211,180	$—	$—
Liabilities:
Derivative warrant liabilities—Public warrants	$5,833,514	$—	$—
Derivative warrant liabilities—Private placement warrants	$—	$—	$3,089,406
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the years ending December 31, 2022 and 2021.
As of December 31, 2021, Level 1 assets include investments in U.S. Treasury securities or money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value. As of December 31, 2022 the Trust Account is held in a non-interest
bearing deposit

account
.

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Stock price	$10.26	$9.84
Volatility	5.3%	9.3%
Term	5.59	5.58
Risk-free rate	3.90%	1.30%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the year
s
ended December 31, 2022 and 2021 is summarized as follows:

Level 3 derivative warrant liabilities at December 31, 2020	$9,096,584
Change in fair value of derivative warrant liabilities	(6,007,178)

Level 3 derivative warrant liabilities at December 31, 2021	$3,089,406
Change in fair value of derivative warrant liabilities	(2,974,983)

Level 3 derivative warrant liabilities at December 31, 2022	$114,423

Note
11-Subsequent
Events
Management evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the financial statements.
Extension Payments
In January and February 2023, the Sponsor made two deposits of $373,679 each (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders. These deposits enable the Company to extend the date by which the Company has to complete its initial Business Combination to
March 13, 2023. In March 2023, our Sponsor made an additional deposit of $162,395 (representing $0.035 per public share) into our Trust Account for Public Shareholders, extending the date even further to April 14, 2023.
Shareholder Meeting to Approve Extension Proposal
The Company held an extraordinary general meeting of Shareholders (the “General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company has to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. If the Company completes its initial Business Combination, it will, repay the amounts loaned under the promissory note(s) to the Sponsor. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account.
Shareholders approved the extension proposal. An aggregate of. 2,725,066 Public Shares were redeemed.
Proposed Business Combination
On January 29, 2023, the Company, Cheche Group Holdings Inc., a Cayman Islands exempted company (“Holdings”), Cheche Merger Sub Inc., a Cayman Islands exempted company and wholly owned direct subsidiary of Holdings (“Merger Sub”), and Cheche Technology, Inc., a Cayman Islands exempted company (“Cheche”), entered into a business combination agreement (the “Business Combination Agreement”), pursuant to which, among other things, (a) on the Closing Date, the Company will merge with and into Holdings (the “Initial Merger”), with Holdings surviving the Initial Merger (Holdings, in its capacity as the surviving corporation of the Initial Merger, is sometimes referred to herein as the “Surviving Corporation”) and (b) on the Closing Date, following the Initial Merger, Merger Sub will merge with and into Cheche (the “Acquisition Merger”, and together with the Initial Merger, the “Mergers”), with Cheche surviving the Acquisition Merger as a wholly owned subsidiary of the Surviving Corporation (Cheche, in its capacity as the surviving corporation of the Acquisition Merger, is sometimes referred to herein as the “Surviving Subsidiary Company”). The Mergers, together with the other transactions related thereto, are referred to herein as the “Transactions.”

PRIME IMPACT ACQUISITION I
NOTES TO FINANCIAL STATEMENTS

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including:(i) by mutual written consent of the Company and Cheche;(ii) by either party if the Acquisition Merger Effective Time has not occurred prior to September 13, 2023 (the “Outside Date”) subject to specified exceptions; (iii) by either party (i) upon rejection by China Cybersecurity Review Technology and Certificate Center of the Transactions under the New Measures for Cybersecurity Review, or (ii) if the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) shall have been formally enacted and become effective, and the Transactions are rejected by the China Securities Regulatory Commission; (iv) by either party if any governmental order has become final and nonappealable and has the effect of making consummation of the Transactions, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the Transactions or the Mergers; (v) by Cheche if any of the Company’s Required Proposals shall fail to receive the requisite vote for approval at the Company’s Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting); (vi) by Cheche as a result of any breach by the Company, Holdings or Merger Sub of any representation, warranty, covenant or agreement on the part of the Company, Holdings or Merger Sub set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.03(a) or Section 8.03(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (vii) by the Company as a result of any breach by Cheche of any representation, warranty, covenant or agreement on the part of Cheche set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.02(a) or Section 8.02(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (viii) by the Company at any time before Cheche delivers to the Company the requisite approval of the shareholders of Cheche, in the event that Cheche fails to deliver Written Consent constituting the requisite approval of the shareholders of Cheche to the Company within five (5) business days of the Registration Statement becoming effective; and (ix) by the Company at any time before Cheche delivers to the Company the PCAOB financial statements that are required to be included in the initial Registration Statement, in the event Cheche fails to deliver such financial statements within 75 days of the date of the Business Combination Agreement. If the Business Combination Agreement is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Business Combination Agreement with certain limited exceptions, including liability arising out of any fraud or willful and material breach.
Concurrent with the execution and delivery of the Business Combination Agreement, the Sponsor, entered into an agreement (the “Sponsor Support Agreement”) with the Company, Cheche and Holdings pursuant to which, among other things, the Sponsor agreed to (a) effective upon the Acquisition Closing, waive the anti-dilution rights set forth in the Company’s organizational documents to have the Company’s Founder Shares convert into Surviving Company Class A Ordinary Shares in connection with the Transactions at a ratio of greater than one-for-one;
(b) vote all of the Company’s outstanding Founder Shares held by them in favor of the adoption and approval of the Business Combination Agreement and the Transactions; (c) forfeit and surrender, for no consideration, effective as of immediately prior to the Initial Merger Effective Time, 2,557,736 of its Founder Shares and 2,860,561 Private Placement Warrants; (d) if the Aggregate Capital Raised is less than $50 million, forfeit and surrender, for no consideration, effective as of immediately prior to the Initial Merger Effective Time, an additional 1,203,315 Founder Shares; and (e) be bound by certain transfer restrictions with respect to the Surviving Company Class A Ordinary Shares issuable to the Sponsor in the Initial Merger in respect of the Founder Shares held by Sponsor immediately prior to the Initial Merger Effective Time, on the terms and subject to the conditions set forth in the Sponsor Support Agreement.
Concurrent with the execution and delivery of the Business Combination Agreement, Cheche delivered to the Company shareholder support agreements (the “Shareholder Support Agreements”) duly executed by certain shareholders of Cheche (the “Key Shareholders”) who own shares of Cheche share capital sufficient to approve the Transactions in accordance with Cheche’s organizational documents and applicable law. Pursuant to the Shareholder Support Agreements, among other things, the Key Shareholders agreed to: (a) within forty eight (48) hours after the Registration Statement is declared effective by the SEC to execute and deliver a Written Consent approving the Business Combination Agreement and the Transactions; and (b) be bound by certain transfer restrictions with respect to the Surviving Company Class A Ordinary Shares and Surviving Company Class B Ordinary Shares issuable to such Key Shareholders in the Acquisition Merger in respect of the Company Ordinary Shares (after giving effect to the Conversion) and Cheche Founder Shares held by such Key Shareholders immediately prior to the Acquisition Merger Effective Time, on the terms and subject to the conditions set forth in the Shareholder Support Agreements.

Exhibit Index

Exhibit No.	Description

2.1	Business Combination Agreement, dated as of January 29, 2023, by and among SPAC, Merger Sub, the Company and Holdings.(1)

3.2	Amended and Restated Memorandum and Articles of Association.(2)

4.1	Specimen Unit Certificate.(2)

4.2	Specimen Class A Share Certificate.(2)

4.3	Specimen Warrant Certificate.(2)

4.4	Warrant Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

4.5	Description of the Registrant’s Securities. (4)

10.1	Investment Management Trust Agreement, between the Company and Continental Stock Transfer & Trust Company.(2)

10.2	Registration and Shareholder Rights Agreement among the Company, by and among the Company, the Sponsor and the Holders signatory.(2)

10.3	Private Placement Warrants Agreement, between the Company and the Sponsor.(2)

14.1	Code of Ethics. (3)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d 14(b) and 18 U.S.C. 1350**

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)

*	Filed herewith
**	Furnished herewith
(1)	Incorporated by reference to the registrant’s Current Report on Form 8-K, filed with the SEC on January 30, 2023.
(2)	Incorporated by reference to the registrant’s Registration Statement on Form S-1, filed with the SEC on August 12, 2020.
(3)	Incorporated by reference to the registrant’s Annual Report on Form 10-K, filed with the SEC on March 31, 2021.
(4)	Incorporated by reference to the registrant’s Annual Report on Form 10-K/A, filed with the SEC on May 21, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

March 31, 2023

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

Name	Position	Date

/s/ Michael Cordano Michael Cordano	Co-Chief Executive Officer, Director (Principal Executive Officer and the Registrant’s authorized signatory in the United States)	March 31, 2023

/s/ Mark Long Mark Long	Co-Chief Executive Officer and Chief Financial Officer, Director (Principal Financial and Accounting Officer)	March 31, 2023

/s/ Keyur Patel Keyur Patel	Chairman of the Board	March 31, 2023

/s/ Roger Crockett Roger Crockett	Director	March 31, 2023

/s/ Dixon Doll Dixon Doll	Director	March 31, 2023

/s/ Joanna Strober Joanna Strober	Director	March 31, 2023