Form 10-Q
period 2023-03-31
Prime Impact Acquisition I
filed 2023-05-12
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
(650)825-6965
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T(§232.405
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
12b-2of
the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in
Rule12b-2of
the Exchange Act).    Yes  ☒    No  ☐
As of May 12, 2023, there were 30,220 units, each unit consisting of one Class A ordinary share, par value $0.0001 per share, and one third of a warrant to acquire one Class A ordinary share, 4,609,647 Class A ordinary shares, 8,102,103 Class B ordinary shares, par value $0.0001 per share, and 16,523,926 warrants, were issued and outstanding, respectively.

PRIME IMPACT ACQUISITION I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION

Item 1.	Unaudited Condensed Financial Statements.
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$444,716	$115,475
Prepaid expenses	17,863	27,545

Total current assets	462,579	143,020
Cash and investments held in Trust Account	48,547,960	69,779,520

Total Assets	$49,010,539	$69,922,540

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$938,614	$759,220
Accrued expenses	2,091,058	1,255,760
Promissory note-related party	2,970,500	1,460,746

Total current liabilities	6,000,172	3,475,726
Derivative warrant liabilities	660,958	330,479

Total Liabilities	6,661,130	3,806,205

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,639,867 and 6,794,168 shares issued and outstanding at approximately $10.44 and $10.26 per share redemption value as of March 31, 2023 and December 31, 2022, respectively	48,447,960	69,679,520
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of March 31, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of March 31, 2023 and December 31, 2022	810	810
Additional paid-in capital	—	—
Accumulated deficit	(6,099,361)	(3,563,995)

Total Shareholders’ Deficit	(6,098,551)	(3,563,185)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$49,010,539	$69,922,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2023	2022
General and administrative expenses	$1,265,136	$263,428
Administrative expenses—related party	30,000	30,000

Loss from operations	(1,295,136)	(293,428)
Other (expense) income
Change in fair value of derivative warrant liabilities	(330,479)	4,957,178
Interest income	3	17
Income from investments held in Trust Account	293,422	30,824

Net (loss) income	$(1,332,190)	$4,694,591
Deemed dividend—increase in redemption value of Class A ordinary shares subject to redemption	—	(57,864)

Net (loss) income available to ordinary shareholders	(1,332,190)	4,636,727

Weighted average Class A ordinary shares outstanding, basic and diluted	6,363,308	32,408,414

Basic and diluted net (loss) income per Class A ordinary share	$(0.09)	$0.11

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103

Basic and diluted net (loss) income per Class B ordinary share	$(0.09)	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	8,102,103	$810	$—	$(3,563,995)	$(3,563,185)
Net loss	—	—	—	—	—	(1,332,190)	(1,332,190)
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,203,176)	(1,203,176)

Balance—March 31, 2023 (unaudited)	—	$—	8,102,103	$810	$—	$(6,099,361)	$(6,098,551)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	4,694,591	4,694,591
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(57,864)	(57,864)

Balance—March 31, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(15,213,354)	$(15,212,544)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,332,190)	$4,694,591
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	330,479	(4,957,178)
Net income from investments held in Trust Account	(293,422)	(30,824)
Changes in operating assets and liabilities:
Prepaid expenses	9,682	36,876
Accounts payable	179,394	160,622
Accrued expenses	835,298	56,401

Net cash used in operating activities	(270,759)	(39,512)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(909,754)	—
Cash withdrawn from Trust Account for redemptions	22,434,736	—

Net cash provided by investing activities	21,524,982	—

Cash Flows from Financing Activities:
Proceeds received from note payable—related party	1,509,754	—
Redemption of Class A ordinary shares	(22,434,736)	—

Net cash used in financing activities	(20,924,982)	—

Net change in cash	329,241	(39,512)
Cash—beginning of the period	115,475	665,940

Cash—end of the period	$444,716	$626,428

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2023
(on all note pages)
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
As of March 31, 2023, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Prime Impact Cayman, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 9, 2020. On September 14, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions (
see
Note 6). The underwriters were granted
a

45-dayoption
from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,408,414 units (the “Over-Allotment Units”). On October 6, 2020, the Company completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.1 million (
see
Note 4). Simultaneously with the closing of the Over-Allotment Units, on October 6, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an additional 321,122 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $0.5 million.
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

However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective est of Section 3(a)(1)(A) of the Investment Company Act), as of March 31, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 13, 2022, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three
additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022
,
the shareholders voted to approve the extension proposal. On September 15, 2022, the Sponsor deposited an aggregate of $1,087,067 (representing $0.160 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from September 14, 2022 to December 14, 2022. In connection with the extraordinary general meeting and vote to extend the Termination Date, shareholders elected to redeem 25,614,246 Public Shares. Following these
redemptions, approximately $69.8 million
remained in the Trust Account
and 6,794,168 Public
Shares remained issued and outstanding.
On December 13, 2022, the Sponsor deposited an aggregate of $373,679 (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from December 14, 2022 to January 13, 2023. In January and February 2023, the Sponsor made two additional deposits of $373,679 each (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company had
to complete its initial Business Combination to March 13,

2023
.
The Company held an extraordinary general meeting of Shareholders (the “
Second
General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company had
to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$
210,000 or (B) $0.035

for each Public Share that is not redeemed in connection with this second

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

General Meeting and vote to extend the Termination Date, shareholders elected to redeem 2,154,301 Public Shares. Following such redemptions, approximately $48.5 million remains in the Trust Account and 4,639,687 Public Shares remain issued and outstanding.

Further, on April 12, 2023, the Sponsor, deposited an additional $162,395.35 (representing $0.035 per public share) into the Company’s trust account for its public shareholders
 (the “Extension”)
. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from April 14, 2023 to May 14, 2023. The Extension is the first of five one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. An aggregate of 2,725,066 Public Shares were redeemed
.
If the Company is unable to complete a Business Combination by the Termination Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at aper-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Initial Shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account plus the $0.215 per share in total extension payments made through December 31, 2022, for a total of $10.215 per share, not including any accumulated interest. In order to protect the amounts held in the Trust Account, the Sponsor has agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.215 per public share and (ii) the actual amount per public share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.215 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.
Note 2—Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article 10 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form
10-K
for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern
As of March 31, 2023, the Company had approximately $445,000 in its operating bank account and working capital deficit of approximately $5.5 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares
 (as defined in Note 5)
, a loan of approximately $98,000 pursuant to the Note issued to the Sponsor (
see
Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022 (and amended on
December 30, 2022
), the Sponsor agreed to loan the Company up to

$
5.5 million
, a portion of which is to be used to fund the extension deposits made to the Trust Account. As of March 31, 2023, the aggregate amount borrowed under the loan agreement was approximately $3 million.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, there were no cash equivalents held outside of the Trust Account.

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
The Trust Account as of March 31, 2023 and December 31, 2022 was held in an interest-bearing demand deposit account.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, other than investments held in Trust Account and derivative warrant liabilities, both of which are described below.
Cash and Investments Held in Trust Account
The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed

balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are

included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of March 31, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.
With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in September 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of March 31, 2023 and December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The warrants issued in connection with the Initial Public Offering (the “Public Warrants”) and the Private Placement Warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject tore-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants was initially measured at fair value using a Monte Carlo simulation model, and subsequently, the fair value of the Private Placement Warrants has been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering has subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the FASB ASC Topic
340-10-S99-1
and SEC Staff Accounting Bulletin Topic
5A-“Expenses
of Offering.” Offering costs consisted of legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating
expenses in the condensed statements of operations. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares subject to possible redemption upon the completion of the Initial Public Offering.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, an aggregate of 4,639,867 and 6,794,168 Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
Effective with the closing of the Initial Public Offering (including exercise of the Over-Allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
There is currently no taxation imposed on income by the government of the Cayman Islands. In accordance with Cayman Islands federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net (Loss) Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net (loss) income per ordinary share is calculated by dividing the net (loss) income, adjusted for the effects of a deemed dividend to Class A shareholders, by the weighted average ordinary shares outstanding for the respective period.
The calculation of diluted net (loss) income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the Over-Allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary
shares in the calculation of diluted (loss) income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net (loss) income per share is the same as basic net (loss) income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value. Subsequent periods accretion of Class A ordinary shares subject to possible redemption is recognized as a deemed dividend to shareholders in the calculation of the net (loss) income per ordinary share.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income
(loss)
per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income available to ordinary shareholders	$(586,028)	$(746,162)	$3,709,382	$927,345
Denominator:
Basic and diluted weighted average ordinary shares outstanding	6,363,308	8,102,103	32,408,414	8,102,103

Basic and diluted net (loss) income per common share	$(0.09)	$(0.09)	$0.11	$0.11

Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU2020-06”),
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
Each Unit consists of one Class A ordinary share and
one-third
of one redeemable warrant. Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
8
).

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

At
March 31, 2023 and December 31, 2022
.
the Company
had no balances outstanding under Working Capital Loans.
Promissory Note—Related Party
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
On
December 30, 2022, the Company entered into an amended and restated promissory note with the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $5,500,000 to be used for working capital purposes. The amended promissory note does not bear any interest, is not convertible and will be repayable by the Company to the Sponsor upon the earlier of (i) December 31, 2023, (ii) the date on which the Company redeems 100% of its Public Shares for cash and (iii) the consummation of the Company’s initial Business Combination. As of March 31, 2023 and December 31, 2022, an aggregate of approximately $3 million and $1.5 million has been borrowed under the amended promissory note, respectively. If a Business Combination is not consummated, the amended promissory note will be repaid only from funds held outside of the Trust Account.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 in expenses in connection with such services during the three months ended March 31, 2023 and 2022, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of March 31, 2023 and December 31, 2022, the Company had $305,000 and $275,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.
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
Note 7—Derivative Warrant Liabilities
As of March 31, 2023 and December 31, 2022, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.
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
If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warra nts
may expire worthless.
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were
6,794,168 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$324,084,140
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension	1,460,746
Waiver of Class A shares issuance costs	10,889,227
Less:
Redemption of Class A ordinary shares subject to redemption	(257,490,115)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	(9,264,478)

Class A ordinary shares subject to possible redemption, December 31, 2022	69,679,520
Less:
Redemption of Class A ordinary shares subject to redemption	(22,434,736)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension and Remeasurement of redemption value	1,203,176

Class A ordinary shares subject to possible redemption, March 31, 2023	$48,447,960

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Shareholders’ Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2023 and December 31, 2022, there were 4,639,867 and 6,794,168 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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
Note 10—Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 by level within the fair value hierarchy:

	As of March 31, 2023
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$432,113	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$228,845

	As of December 31, 2022
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Liabilities:
Derivative warrant liabilities-Public warrants	$216,056	$—	$—
Derivative warrant liabilities-Private placement warrants	$—	$—	$114,423

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the three months ended, March 31, 2023 and the year ended December 31, 2022.
As of March 31, 2023 and December 31, 2022, the Trust Account is held in a non-interest
bearing deposit.
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.43	$10.26
Volatility	5.1%	5.3%
Term	5.34	5.59
Risk-free rate	3.53%	3.90%
Dividend yield	0.0%	0.0%
Implied probability of success	3.8%	1.7%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three months ended March 31, 2023 and December 31, 2022 is summarized as follows:

	March 31, 2023	December 31, 2022

Level 3 derivative warrant liabilities at January 1,	$114,423	$3,089,406
Change in fair value of derivative warrant liabilities	114,422	(2,974,983)

Level 3 derivative warrant liabilities at March 31,	$228,845	$114,423

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events, other than below, that would have required adjustment or disclosure in the unaudited condensed financial statements.
On April 12, 2023 the Sponsor, deposited an aggregate of $162,395.35 (representing $0.035 per public share) into the Company’s
Trust Account
for its public shareholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from April 14, 2023 to May 14, 2023. The Extension is the first of five one-month
extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

On September 13, 2022, we held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if we have not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, we must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) US$1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022 the shareholders voted to approve the extension proposal. In connection with the extraordinary general meeting and vote to extend the Termination Date, shareholders elected to redeem 25,614,246 Public Shares. Following these redemptions, approximately $69.4 million remains in the Trust Account and 6,794,168 Public Shares remain issued and outstanding.

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

The Company held an extraordinary general meeting of Shareholders (the “General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company has to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. If the Company completes its initial Business Combination, it will, repay the amounts loaned under the promissory note(s) to the Sponsor. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. Shareholders approved the extension proposal. In connection with the General Meeting and vote to extend the Termination Date, shareholders elected to redeem 2,154,301 Public Shares. Following such redemptions, approximately $48.3 million remains in the Trust Account and 4,639,687 Public Shares remain issued and outstanding.

Further, on April 12, 2023, the Sponsor, deposited an additional $162,395.35 (representing $0.035 per public share) into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from April 14, 2023 to May 14, 2023. The Extension is the first of five one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination. An aggregate of 2,725,066 Public Shares were redeemed.

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

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including:(i) by mutual written consent of the Company and Cheche;(ii) by either party if the Acquisition Merger Effective Time has not occurred prior to September 13, 2023 (the “Outside Date”) subject to specified exceptions; (iii) by either party (i) upon rejection by China Cybersecurity Review Technology and Certificate Center of the Transactions under the New Measures for Cybersecurity Review, or (ii) if the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) shall have been formally enacted and become effective, and the Transactions are rejected by the China Securities Regulatory Commission; (iv) by either party if any governmental order has become final and non appealable and has the effect of making consummation of the Transactions, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the Transactions or the Mergers; (v) by Cheche if any of the Company’s Required Proposals shall fail to receive the requisite vote for approval at the Company’s Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting); (vi) by Cheche as a result of any breach by the Company, Holdings or Merger Sub of any representation, warranty, covenant or agreement on the part of the Company, Holdings or Merger Sub set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.03(a) or Section 8.03(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (vii)by the Company as a result of any breach by Cheche of any representation, warranty, covenant or agreement on the part of Cheche set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.02(a) or Section 8.02(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (viii) by the Company at any time before Cheche delivers to the Company the requisite approval of the shareholders of Cheche, in the event that Cheche fails to deliver Written Consent constituting the requisite approval of the shareholders of Cheche to the Company within five (5) business days of the Registration Statement becoming effective; and (ix) by the Company at any time before Cheche delivers to the Company the PCAOB financial statements that are required to be included in the initial Registration Statement, in the event Cheche fails to deliver such financial statements within 75 days of the date of the Business Combination Agreement. If the Business Combination Agreement is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Business Combination Agreement with certain limited exceptions, including liability arising out of any fraud or willful and material breach.

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

Liquidity and Going Concern

As of March 31, 2023, we had approximately $445,000 in our operating bank account and working capital deficit of approximately $5.5 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022 (and amended on December 30, 2022), our Sponsor agreed to loan us up to $5.5 million, a portion of which is to be used to fund the extension deposits made to the Trust Account. As of March 31, 2023, the aggregate amount borrowed under the loan agreement was approximately $3 million.

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

Results of Operations

Our entire activity since inception through March 31, 2023, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended March 31, 2023, we had a net loss of approximately $1.3 million, which consisted of a non-operating loss of approximately $330,000 from the change in fair value of derivative warrant liabilities, approximately $1.3 million in general and administrative expenses and $30,000 in administrative expenses-related party, offset by approximately $293,000 in interest income from investments held in the Trust Account.

For the three months ended March 31, 2022, we had a net income of approximately $4.7 million, which consisted of a non-operating gain of approximately $5.0 million from the change in fair value of derivative warrant liabilities and approximately $31,000 in interest income from investments held in the Trust Account, offset by approximately $263,000 in general and administrative expenses and $30,000 in administrative expenses – related party.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, an aggregate of 6,794,168 Class A ordinary shares, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per share is the same as basic net income per share for the three months ended March 31, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements. The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The funds in the Trust Account, since our IPO, were held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of March 31, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.

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

Dated: May 12, 2023	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)