Form 10-Q
period 2023-06-30
Prime Impact Acquisition I
filed 2023-08-11
CIK 1819175

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T(§232.405of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐
As of August 9, 2023,
4,639,867
Class A ordinary shares, and
8,102,103
Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

PRIME IMPACT ACQUISITION I

Quarterly Report on Form 10-Q

PART I—FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements.
PRIME IMPACT ACQUISITION I
CONDENSED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$106,453	$115,475
Prepaid expenses	14,409	27,545

Total current assets	120,862	143,020
Cash held in Trust Account	49,479,420	69,779,520

Total Assets	$49,600,282	$69,922,540

Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$684,171	$759,220
Accrued expenses	2,379,892	1,255,760
Promissory note-related party	3,507,686	1,460,746

Total current liabilities	6,571,749	3,475,726
Derivative warrant liabilities	660,958	330,479

Total Liabilities	7,232,707	3,806,205

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,639,867 and 6,794,168 shares issued and outstanding at approximately $10.64 and $10.26 per share redemption value as of June 30, 2023 and December 31, 2022, respectively	49,379,420	69,679,520
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding as of June 30, 2023 and December 31, 2022	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,102,103 shares issued and outstanding as of June 30, 2023 and December 31, 2022	810	810
Additional paid-in capital	—	—
Accumulated deficit	(7,012,655)	(3,563,995)

Total Shareholders’ Deficit	(7,011,845)	(3,563,185)

Total Liabilities, Class A Ordinary Shares Subject to Redemption and Shareholders’ Deficit	$49,600,282	$69,922,540

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$396,116	$81,618	$1,661,252	$345,046
Administrative expenses—related party	30,000	30,000	60,000	60,000

Loss from operations	(426,116)	(111,618)	(1,721,252)	(405,046)
Other income (expense)
Change in fair value of derivative warrant liabilities	—	2,974,307	(330,479)	7,931,485
Interest income	9	16	12	33
Income from cash and investments held in Trust Account	444,273	429,733	737,695	460,557

Net income (loss)	$18,166	$3,292,438	$(1,314,024)	$7,987,029

Weighted average Class A ordinary shares outstanding, basic and diluted	4,639,867	32,408,414	5,496,827	32,408,414

Basic and diluted net income (loss) per Class A ordinary share	$0.00	$0.08	$(0.10)	$0.20

Weighted average Class B ordinary shares outstanding, basic and diluted	8,102,103	8,102,103	8,102,103	8,102,103

Basic and diluted net income (loss) per Class B ordinary share	$0.00	$0.08	$(0.10)	$0.20

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2022	—	$—	8,102,103	$810	$—	$(3,563,995)	$(3,563,185)
Net loss	—	—	—	—	—	(1,332,190)	(1,332,190)
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(1,203,176)	(1,203,176)

Balance—March 31, 2023 (unaudited)	—	—	8,102,103	810	—	(6,099,361)	(6,098,551)
Net income	—	—	—	—	—	18,166	18,166
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(931,460)	(931,460)

Balance—June 30, 2023 (unaudited)	—	$—	8,102,103	$810	$—	$(7,012,655)	$(7,011,845)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	8,102,103	$810	$—	$(19,850,081)	$(19,849,271)
Net income	—	—	—	—	—	4,694,591	4,694,591
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(57,864)	(57,864)

Balance—March 31, 2022 (unaudited)	—	—	8,102,103	810	—	(15,213,354)	(15,212,544)
Net income	—	—	—	—	—	3,292,438	3,292,438
Increase in redemption value of Class A ordinary shares subject to redemption	—	—	—	—	—	(429,734)	(429,734)

Balance—June 30, 2022 (unaudited)	—	$—	8,102,103	$810	$—	$(12,350,650)	$(12,349,840)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) i nco me	$(1,314,024)	$7,987,029
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of derivative warrant liabilities	330,479	(7,931,485)
Net income from cash and investments held in Trust Account	(737,695)	(460,558)
Changes in operating assets and liabilities:
Prepaid expenses	13,136	73,751
Accounts payable	(75,049)	85,385
Accrued expenses	1,124,132	52,466

Net cash used in operating activities	(659,021)	(193,412)

Cash Flows from Investing Activities:
Cash deposited in Trust Account for extension	(1,396,941)	—
Cash withdrawn from Trust Account for redemptions	22,434,736	—

Net cash provided by investing activities	21,037,795	—

Cash Flows from Financing Activities:
Proceeds received from note payable—related party	2,046,940	—
Redemption of Class A ordinary shares	(22,434,736)	—

Net cash used in financing activities	(20,387,796)	—

Net change in cash	(9,022)	(193,412)
Cash—beginning of the period	115,475	665,940

Cash—end of the period	$106,453	$472,528

The accompanying notes are an integral part of these unaudited condensed financial statements.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2023
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
As of June 30, 2023, the Company had not commenced any operations. All activity for the period from July 21, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the preparation of the initial public offering described below (the “Initial Public Offering”), and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.
The Company’s sponsor is Prime Impact Cayman, LLC, a Cayman Islands limited liability company (the “Sponsor”). The registration statement for the Initial Public Offering was declared effective on September 9, 2020. On September 14, 2020, the Company consummated the Initial Public Offering of 30,000,000 units (each, a “Unit” and collectively, the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million, and incurring offering costs of approximately $17.1 million, inclusive of approximately $10.5 million in deferred underwriting commissions (see Note 6). The underwriters were granted a 45-day
option from the date of the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at $10.00 per Unit. On October 2, 2020, the underwriters partially exercised the over-allotment option to purchase an additional 2,408,414 units (the “Over-Allotment Units”). On October 6, 2020, the Company completed the sale of the Over-Allotment Units to the underwriters (the “Over-Allotment”), generating gross proceeds of approximately $24.1 million, and incurring additional offering costs of approximately $1.3 million in underwriting fees (inclusive of approximately $0.8 million in deferred underwriting commissions).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 5,400,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) to the Sponsor, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.50 per Private Placement Warrant, generating gross proceeds to the Company of $8.1 million (see Note 4). Simultaneously with the closing of the Over-Allotment Units, on October 6, 2020, the Company consummated the second closing of the Private Placement, resulting in the purchase of an additional 321,122 Private Placement Warrants by the Sponsor, generating gross proceeds to the Company of approximately $0.5 million.
Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule2a-7promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective est of Section 3(a)(1)(A) of the Investment Company Act), as of June 30, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

On September 13, 2022, the Company held an extraordinary general meeting of shareholders (the “General Meeting”) to consider and vote upon a proposal to amend the Company’s amended and restated memorandum and articles of association to: (i) extend from September 14, 2022 to December 14, 2022, the date (the “Termination Date”) by which, if the Company has not consummated a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving one or more businesses or entities, the Company must: (a) cease all operations except for the purpose of winding up; (b) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares; and (c) as promptly as reasonably possible following such redemption liquidate and dissolve, subject in each case to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law, provided that the Sponsor (or its affiliates or permitted designees) deposits an amount into the Trust Account equal to the lesser of (A) $1,120,000 or (B) $0.16 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees), and (ii) in the event that the Company has not consummated an initial Business Combination by December 14, 2022, without further approval of the Company’s shareholders, to allow the Company, by resolution of the board of directors of the Company if requested by the Sponsor, and upon five days’ advance notice prior to the applicable Termination Date to extend the Termination Date up to three times, each by one additional month (for a total of up to three additional months to complete a Business Combination), provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account: (I) for the first such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; (II) for the second such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting; and (III) for the third such monthly extension, the lesser of (a) US$385,000 or (b) $0.055 for each Public Share that is not redeemed in connection with the General Meeting, for an aggregate deposit of up to the lesser of: (x) $1,155,000 or (y) US$0.165 for each Public Share that is not redeemed in connection with the General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor (or its affiliates or permitted designees). If the Company completes its initial Business Combination, it will, at the option of the Sponsor (or its affiliates or permitted designees), repay the amounts loaned under the promissory note(s) or convert a portion or all of the amounts loaned under such promissory note(s) into warrants at a price of $1.50 per warrant, which warrants will be identical to the private placement warrants issued to the Sponsor at the time of the Company’s initial public offering. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. On September 13, 2022, the shareholders voted to approve the extension proposal. On September 15, 2022, the Sponsor deposited an aggregate of $1,087,067 (representing $0.160 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from September 14, 2022 to December 14, 2022. In connection with the extraordinary general meeting and vote to extend the Termination Date, shareholders elected to redeem 25,614,246 Public Shares. Following these redemptions, approximately $69.8 million remained in the Trust Account and 6,794,168 Public Shares remained issued and outstanding.
On December 13, 2022, the Sponsor deposited an aggregate of $373,679 (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company has to complete its initial Business Combination from December 14, 2022 to January 13, 2023. In January and February 2023, the Sponsor made two additional deposits of $373,679 each (representing $0.055 per public share) into the Company’s Trust Account for its Public Shareholders, extending the date by which the Company had to complete its initial Business Combination to March 13, 2023.
The Company held an extraordinary general meeting of Shareholders (the “Second General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company had to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this second General Meeting, in exchange for one or more non-interest
bearing, unsecured promissory notes issued by the Company to the Sponsor. If the Company completes its initial Business Combination, it will, repay the amounts loaned under the promissory note(s) to the Sponsor. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. Shareholders approved the extension proposal. In connection with the second General Meeting and vote to extend the Termination Date, shareholders elected to redeem 2,154,301 Public Shares. Following such redemptions, approximately $48.5 million remains in the Trust Account and 4,639,687 Public Shares remain issued and outstanding. In March 2023, the Sponsor made an additional deposit of $162,395 (representing $0.035 per public share) into the Company’s Trust Account for its Public Shareholders.
Further, in April, May, June, and July 2023, the Sponsor, deposited an additional $649,581 in the aggregate (representing $0.035 per public share) into the Company’s trust account for its public shareholders (the “Extension”). These deposits enable the Company to extend the date by which the Company has to complete its initial business combination from April 14, 2023 to August 14, 2023. The Extension is the first, second, third, and fourth of five one-month
extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

The Company has one more one-month extension remaining, as permitted under the Company’s governing documents.
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
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and Article
8
 of Regulation
S-X.
Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these condensed financial statements as they are not required for interim financial statements under GAAP and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on
Form10-K
for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on
Form10-K
for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and Going Concern
As of June 30, 2023, the Company had approximately $106,000 in its operating bank account and working capital deficit of approximately $6.5 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares (as defined in Note 5), a loan of approximately $98,000 pursuant to the Note issued to the Sponsor (see Note 5). The Company repaid the Note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022 (and amended on December 30, 2022), the Sponsor agreed to loan the Company up to $5.5 million, a portion of which is to be used to fund the extension deposits made to the Trust Account. As of June 30, 2023, the aggregate amount borrowed under the loan agreement was approximately $3.5 million.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic205-40, “Presentation of Financial Statements-Going Concern,” management has determined that the liquidity condition, mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a Business Combination by September 14, 2023, then the Company will cease all operations except for the purpose of liquidating. As of June 30, 2023, the Company has the option to extend the deadline by two successive one-month
increments by making extension payments into the Trust Account through an additional extension loan from the Sponsor. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after September 14, 2023. Management plans to continue its efforts to complete a Business Combination by September 14, 2023. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until September 14, 2023; however, there can be no assurances that this estimate is accurate.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, there were no cash equivalents held outside of the Trust Account.

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
The Trust Account as of June 30, 2023 and December 31, 2022 was held in an interest-bearing demand deposit account and a non-interest-bearing demand deposit account, respectively.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets, other than derivative warrant liabilities, which are described below.
Cash and Investments Held in Trust Account
The Company’s portfolio of investments was comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. To mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of June 30, 2023, the Company liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.
With respect to the regulation of special purpose acquisition companies (“SPACs”) like the Company, on March 30, 2022, the SEC issued proposed rules relating to, among other items, the circumstances in which SPACs could become subject to regulation under the Investment Company Act. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, in September 2022 the Company instructed the trustee of the Trust Account to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in an interest-bearing demand deposit account until the earlier of consummation of a Business Combination and liquidation of the Company. This may reduce the amount of interest earned by the funds in the Trust Account. As of June 30, 2023 and December 31, 2022, the funds in the Trust Account are held solely in an interest-bearing demand deposit account.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, an aggregate of 4,639,867 and 6,794,168 Class A ordinary shares subject to possible redemption, are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets, respectively.
Effective with the closing of the Initial Public Offering (including exercise of the Over-Allotment option), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in
capital (to the extent available) and accumulated deficit.
Income Taxes
FASB ASC Topic 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Net Income (Loss) Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share
as the redemption value approximates fair value.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the Over-Allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, since the exercise of the warrants is contingent upon the occurrence of future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,

	2023		2022		2023		2022

	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) available to ordinary shareholders	$6,615	$11,551	$2,633,950	$658,488	$(531,142)	$(782,882)	$6,389,623	$1,597,406
Denominator:
Basic and diluted weighted average ordinary shares outstanding	4,639,867	8,102,103	32,408,414	8,102,103	5,496,827	8,102,103	32,408,414	8,102,103
Basic and diluted net income (loss) per common share	$0.00	$0.00	$0.08	$0.08	$(0.10)	$(0.10)	$0.20	$0.20
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Related Party Loans
In order to finance the Company’s working capital needs, including transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. At June 30, 2023 and December 31, 2022, the Company had
no balances outstanding under Working Capital Loans.
Promissory Note—Related Party
On September 15, 2022, the Sponsor agreed to
extend a Working Capital Loan to
 the Company
of
up to $1.5
million pursuant to a promissory note, a portion of which was used to fund deposits made to the Trust Account. The promissory note was non-interest bearing and payable upon the consummation of the Company’s initial Business Combination. If a Business Combination is not consummated, the promissory note will be repaid only from funds held outside of the Trust Account. On December 30, 2022, the Company entered into an amended and restated promissory note with the Sponsor, pursuant to which the Sponsor agreed to loan to the Company up to $
5,500,000 to be used for working capital purposes
, including transaction costs in connection with a Business Combination.
The amended promissory note does not bear any interest, is not convertible and will be repayable by the Company to the Sponsor upon the earlier of (i) December 31, 2023, (ii) the date on which the Company redeems 100% of its Public Shares for cash and (iii) the consummation of the Company’s initial Business Combination. As of June 30, 2023 and December 31, 2022, an aggregate of approximately $3.5 million and $1.5 million ha
d
 been borrowed under the amended promissory note, respectively. If a Business Combination is not consummated, the amended promissory note will be repaid only from funds held outside of the Trust Account.
Administrative Services Agreement
The Company entered into an agreement that provided that, commencing on the date that the Company’s securities are first listed on the New York Stock Exchange through the earlier of consummation of the initial Business Combination or the Company’s liquidation, the Company will pay the Sponsor $10,000 per month for office space, secretarial and administrative services. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2023, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. The Company incurred $30,000 and $60,000 in expenses in connection with such services during the three and six months ended June 30, 2022, respectively, as reflected in the administrative expenses-related party on the accompanying unaudited condensed statements of operations. As of June 30, 2023 and December 31, 2022, the Company had $335,000 and $275,000, respectively, in accrued expenses in connection with such services as reflected in the accompanying condensed balance sheets.
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, Class A ordinary shares underlying the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans if any) are entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
Underwriting Agreement
The Company granted the underwriters
a 45-day option
from the date of the prospectus to purchase up to 4,500,000 additional Units at the Initial Public Offering price less the underwriting discounts and commissions. On October 2, 2020, the underwriters partially exercised the Over-Allotment option to purchase an additional 2,408,414 Units.
The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.5 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment option. In addition, $0.35 per unit, or $11.3 million in the aggregate was payable to the underwriters for deferred underwriting commissions. The deferred fee would have become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. In October and November 2022, the underwriters of the Initial Public Offering waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from forgiveness of deferred underwriting commissions of approximately $454,000 and approximately $10,900,000 was recorded to Class A ordinary shares subject to redemption.
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
Note 7—Derivative Warrant Liabilities
As of June 30, 2023 and December 31, 2022, the Company had 10,802,804 Public Warrants and 5,721,122 Private Warrants outstanding.
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
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 4,639,867 and 6,794,168 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.
The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Class A ordinary shares subject to possible redemption, December 31, 2021	$324,084,140
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension	1,460,746
Waiver of Class A shares issuance costs	10,889,227
Less:
Redemption of Class A ordinary shares subject to redemption	(257,490,115)
Remeasurement of redemption value of Class A ordinary shares subject to redemption	(9,264,478)

Class A ordinary shares subject to possible redemption, December 31, 2022	69,679,520
Less:
Redemption of Class A ordinary shares subject to redemption	(22,434,736)
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension and Remeasurement of redemption value	1,203,176

Class A ordinary shares subject to possible redemption, March 31, 2023	48,447,960
Plus:
Increase in redemption value of Class A ordinary shares subject to redemption due to extension and Remeasurement of redemption value	931,460

Class A ordinary shares subject to possible redemption, June 30, 2023	$49,379,420

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Shareholders’ Deficit
Preference Shares-
The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares-
The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2023 and December 31, 2022, there were 4,639,867 and 6,794,168 Class A ordinary shares issued and outstanding, respectively, all of which are subject to possible redemption and therefore classified as temporary equity in the accompanying condensed balance sheets (see Note 8).
Class
 B Ordinary Shares-
The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, 8,102,103 Class B ordinary shares were issued and outstanding. Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Except as described below, holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
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
Note 10—Fair Value Measurements
The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 by level within the fair value hierarchy:

	As of June 30, 2023
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

PRIME IMPACT ACQUISITION I
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There were no transfers between levels of the hierarchy during the three and six months ended June 30, 2023 and the year ended December 31, 2022.
As of June 30, 2023 and December 31, 2022, the Trust Account is held in an interest-bearing demand deposit account and a non-interest-bearing
account, respectively.
The fair value of the Public Warrants is measured based on the listed market price of such warrants, a Level 1 measurement. The estimated fair value of the Private Placement Warrant is based on a Monte Carlo simulation, which includes use of some Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on the historical volatility of select peer company’s Class A ordinary shares. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2023	December 31, 2022
Exercise price	$11.50	$11.50
Stock price	$10.67	$10.26
Volatility	6.40%	5.30%
Term	5.18	5.59
Risk-free rate	4.03%	3.90%
Dividend yield	0.0%	0.0%
Implied probability of success	2.70%	1.70%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the three and six months ended June 30, 2023 and December 31, 2022 is summarized as follows:

Level 3 derivative warrant liabilities at January 1, 2022	$3,089,406
Change in fair value of derivative warrant liabilities	(2,974,983)

Level 3 derivative warrant liabilities at December 31, 2022	114,423
Change in fair value of derivative warrant liabilities	114,422

Level 3 derivative warrant liabilities at March 31, 2023	228,845
Change in fair value of derivative warrant liabilities	—

Level 3 derivative warrant liabilities at June 30, 2023	$228,845

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
On July 13, 2023, the Sponsor, deposited an aggregate of $162,395 (representing $0.035 per public share) into the Company’s trust account for its public shareholders. This deposit enables the Company to extend the date by which the Company has to complete its initial business combination from July 14, 2023 to August 14, 2023 (the “Extension”). The Extension is the fourth of five one-month
extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

Upon the closing of the Initial Public Offering and the Private Placement, $324.1 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering, the Over-Allotment and certain of the proceeds of the Private Placement were placed in a trust account (“Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee and was invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On September 15, 2022, the Company converted all of the assets held in the trust account into cash, which was deposited in a non-interest-bearing account. As of February 8, 2023, the Company deposited the assets held in the trust account in an interest-bearing demand deposit account at a bank. Interest on such deposit account is currently 3.25% per annum, but such deposit account carries a variable rate, and the Company cannot provide assurances that such rate will not decrease or increase significantly.

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

The Company held an extraordinary general meeting of Shareholders (the “General Meeting”) on March 8, 2023 for the purposes of considering and voting upon an extension of the date by which the Company has to complete its initial Business Combination from March 14, 2023 to April 14, 2023 (the “Termination Date”), and to allow the Company to further extend the Termination Date without shareholder approval for up to five additional times, each by one additional month (for a total of up to five additional months to complete a Business Combination). To extend to the Termination Date, and for each monthly extension thereafter, the Sponsor has agreed to deposit into the Trust Account the lesser of (A) US$210,000 or (B) $0.035 for each Public Share that is not redeemed in connection with this General Meeting, in exchange for one or more non-interest bearing, unsecured promissory notes issued by the Company to the Sponsor. If the Company completes its initial Business Combination, it will, repay the amounts loaned under the promissory note(s) to the Sponsor. If the Company does not complete a Business Combination by the deadline to consummate an initial Business Combination, such promissory notes will be repaid only from funds held outside of the Trust Account. Shareholders approved the extension proposal. In connection with the General Meeting and vote to extend the Termination Date, shareholders elected to redeem 2,154,301 Public Shares. Following such redemptions, approximately $48.3 million remains in the Trust Account and 4,639,687 Public Shares remain issued and outstanding. In March 2023, the Sponsor made an additional deposit of $162,395 (representing $0.035 per public share) into the Company’s Trust Account for its Public Shareholders.

Further, in April, May, June, and July 2023, the Sponsor, deposited an additional $648,581 in the aggregate (representing $0.035 per public share) into the Company’s trust account for its public shareholders. These deposits enable the Company to extend the date by which the Company has to complete its initial business combination from April 14, 2023 to August 14, 2023. These Extensions are the first, second, third and fourth of five one-month extensions permitted under the Company’s governing documents and provides the Company with additional time to complete its initial business combination.

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

The Business Combination Agreement may be terminated under certain customary and limited circumstances prior to the closing of the Merger, including:(i) by mutual written consent of the Company and Cheche;(ii) by either party if the Acquisition Merger Effective Time has not occurred prior to September 13, 2023 (the “Outside Date”) subject to specified exceptions; (iii) by either party (i) upon rejection by China Cybersecurity Review Technology and Certificate Center of the Transactions under the New Measures for Cybersecurity Review, or (ii) if the Administrative Measures for the Filing of Overseas Securities Offering and Listing by Domestic Companies (Draft for Comment) shall have been formally enacted and become effective, and the Transactions are rejected by the China Securities Regulatory Commission; (iv) by either party if any governmental order has become final and non-appealable and has the effect of making consummation of the Transactions, including the Mergers, illegal or otherwise preventing or prohibiting consummation of the Transactions or the Mergers; (v) by Cheche if any of the Company’s Required Proposals shall fail to receive the requisite vote for approval at the Company’s Shareholders’ Meeting (subject to any adjournment, postponement or recess of such meeting); (vi) by Cheche as a result of any breach by the Company, Holdings or Merger Sub of any representation, warranty, covenant or agreement on the part of the Company, Holdings or Merger Sub set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.03(a) or Section 8.03(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (vii)by the Company as a result of any breach by Cheche of any representation, warranty, covenant or agreement on the part of Cheche set forth in the Business Combination Agreement that gives rise to a failure of a condition precedent set forth in Section 8.02(a) or Section 8.02(b) of the Business Combination Agreement, in each case, subject to specified exceptions; (viii) by the Company at any time before Cheche delivers to the Company the requisite approval of the shareholders of Cheche, in the event that Cheche fails to deliver Written Consent constituting the requisite approval of the shareholders of Cheche to the Company within five (5) business days of the Registration Statement becoming effective; and (ix) by the Company at any time before Cheche delivers to the Company the PCAOB financial statements that are required to be included in the initial Registration Statement, in the event Cheche fails to deliver such financial statements within 75 days of the date of the Business Combination Agreement. If the Business Combination Agreement is validly terminated in accordance with its terms, none of the parties will have any liability or any further obligation under the Business Combination Agreement with certain limited exceptions, including liability arising out of any fraud or willful and material breach.

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

Liquidity and Going Concern

As of June 30, 2023, we had approximately $106,000 in our operating bank account and working capital deficit of approximately $6.5 million.

Prior to the completion of the Initial Public Offering, our liquidity needs had been satisfied through the payment of $25,000 from the Sponsor to cover certain expenses in exchange for the issuance of Class B ordinary shares and a loan of approximately $98,000 pursuant to a promissory note issued to the Sponsor. We repaid the promissory note in full on September 16, 2020. Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs have been satisfied with the proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in September 2022 (and amended on December 30, 2022), our Sponsor agreed to loan us up to $5.5 million, a portion of which is to be used to fund the extension deposits made to the Trust Account. As of June 30, 2023, the aggregate amount borrowed under the loan agreement was approximately $3.5 million.

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

Results of Operations

Our entire activity from inception through June 30, 2023, related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We generated non-operating income in the form of investment income from the investments held in the Trust Account following the closing of the Initial Public Offering.

For the three months ended June 30, 2023, we had a net income of approximately $18,000, which consisted of approximately $444,000 in interest income from cash held in the Trust account, offset by approximately $396,000 in general and administrative expenses and $30,000 in administrative expenses—related party.

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

For the six months ended June 30, 2023, we had a net loss of approximately $1.3 million, which consisted of a non-operating loss of approximately $330,000 from the change in fair value of derivative warrant liabilities, approximately $1.7 million in general and administrative expenses and $60,000 in administrative expenses-related party, offset by approximately $738,000 in interest income from investments held in the Trust Account.

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

In October and November 2022, the underwriters of the Initial Public Offering waived all rights to the deferred underwriting commissions payable upon completion of an initial Business Combination, resulting in a gain from extinguishment of deferred underwriting commissions of approximately $454,000 and approximately $10,900,000 was recorded to Class A ordinary shares subject to redemption.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, an aggregate of 4,639,867 and 6,794,168 Class A ordinary shares, respectively, subject to possible redemption are presented as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed balance sheets.

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

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 16,523,926 ordinary shares in the calculation of diluted income (loss) per share, because their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and six months ended June 30, 2023 and 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

These developments could lead to inflation, higher interest rates, and uncertainty about business continuity, which may adversely affect the business of our potential target businesses and create difficulties in obtaining debt or equity financing for our initial business combination, as well as leading to an increase in the number of public shareholders exercising redemption rights in connection therewith.

Recent volatility in capital markets and lower market prices for our securities may affect our ability to obtaining financing for our initial business combination through sales of shares of our common stock or issuance of indebtedness.

With uncertainty in the capital markets and other factors, financing for our initial business combination may not be available on terms favorable to us or at all. If we raise additional funds through further issuances of equity or convertible debt securities, our existing shareholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us could involve additional restrictive covenants relating to our capital-raising activities and other financial and operational matters, which may limit the operations and growth of the surviving company of our initial business combination. If we are unable to obtain adequate financing or financing on terms satisfactory to us, we could face significant limitations on our ability to complete our initial business combination.

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

The funds in the Trust Account, since our IPO, were held in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to have been operating as an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act), as of June 30, 2023, we liquidated the U.S. government treasury obligations or money market funds held in the Trust Account and placed all funds in the Trust Account in a demand deposit account currently bearing 3.60% interest per annum.

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

Dated: August 11, 2023	PRIME IMPACT ACQUISITION I

	By:	/s/ Michael Cordano
	Name:	Michael Cordano
	Title:	Co-Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Mark Long
	Name:	Mark Long
	Title:	Co-Chief Executive Officer and Chief Financial Officer
(Principal Financial and Accounting Officer)